Form 10-Q
period 2026-03-31
SAGA COMMUNICATIONS INC
filed 2026-05-08
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2026

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of May 6, 2026 was 6,363,968.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$21,054	$22,506
Assets held for sale	872	—
Short-term investments	9,384	9,300
Accounts receivable, net	12,315	14,031
Prepaid expenses and other current assets	3,158	2,624
Barter transactions	971	707
Total current assets	47,754	49,168
Property and equipment	140,756	144,276
Less accumulated depreciation	95,943	97,863
Net property and equipment	44,813	46,413
Other assets:
Broadcast licenses	90,310	90,311
Operating right-of-use assets	9,969	10,253
Other intangibles, deferred costs and investments, net	5,184	5,177
Total assets	$198,030	$201,322

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,147	$2,914
Accrued expenses:
Accrued payroll and payroll taxes	5,491	5,327
Other accrued expenses	7,323	7,123
Barter transactions	1,051	794
Total current liabilities	17,012	16,158
Deferred income taxes	21,182	21,927
Long-term debt	5,000	5,000
Other liabilities	6,524	6,757
Total liabilities	49,718	49,842
Commitments and contingencies (Note 6 and 9)	—	—
Shareholders’ equity:
Common stock	83	83
Additional paid-in capital	75,732	75,749
Retained earnings	109,905	113,884
Treasury stock	(37,408)	(38,236)
Total shareholders’ equity	148,312	151,480
Total liabilities and shareholders' equity	$198,030	$201,322

Note: The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$22,867	$24,212
Station operating expenses	22,012	21,963
Corporate general and administrative	2,976	3,167
Depreciation and amortization	1,174	1,326
Other operating (income) expense, net	(33)	54
Operating loss	(3,262)	(2,298)
Interest expense	91	107
Interest income	(234)	(222)
Other income	(55)	(23)
Loss before income tax expense	(3,064)	(2,160)
Income tax (benefit) expense
Current	75	(670)
Deferred	(745)	85
	(670)	(585)
Net loss	$(2,394)	$(1,575)

Loss per share:
Basic	$(0.38)	$(0.25)
Diluted	$(0.38)	$(0.25)

Weighted average common shares	6,074	6,123
Weighted average common and common equivalent shares	6,074	6,123

Dividends declared per share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2025	8,304	$83	—	$—	$75,749	$113,884	$(38,236)	$151,480
Net loss, three months ended March 31, 2026	—	—	—	—	—	(2,394)	—	(2,394)
Forfeiture of restricted stock	(4)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,585)	—	(1,585)
Compensation expense related to restricted stock awards	—	—	—	—	518	—	—	518
Purchase of shares held in treasury	—	—	—	—	—	—	(13)	(13)
401(k) plan contribution	—	—	—	—	(535)	—	841	306
Balance at March 31, 2026	8,300	$83	—	$—	$75,732	$109,905	$(37,408)	$148,312

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,394)	$(1,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,174	1,326
Deferred income tax (benefit) expense	(745)	85
Amortization of deferred costs	8	8
Compensation expense related to restricted stock awards	518	527
Provision for credit losses	154	174
(Gain) Loss on sale of assets, net	(33)	54
Gain on insurance claims	(55)	(23)
Non-cash rent expense	55	—
Barter revenue (net)	(7)	(64)
Deferred and other compensation	(18)	(17)
Changes in operating lease assets and liabilities (net)	(18)	(68)
Changes in assets and liabilities:
(Increase) decrease in current assets	944	546
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	824	391
Total adjustments	2,801	2,939
Net cash provided by operating activities	407	1,364
Cash flows from investing activities:
Purchase of short-term investments	(4,677)	(4,498)
Redemption of short-term investments	4,677	4,498
Acquisition of property and equipment (Capital Expenditures)	(779)	(696)
Proceeds from sale and disposal of assets	463	—
Proceeds from insurance claims, redemption of investments and other	55	23
Net cash used in investing activities	(261)	(673)
Cash flows from financing activities:
Cash dividends paid	(1,585)	(1,604)
Purchase of treasury shares	(13)	—
Net cash used in financing activities	(1,598)	(1,604)
Net decrease in cash and cash equivalents	(1,452)	(913)
Cash and cash equivalents, beginning of period	22,506	18,860
Cash and cash equivalents, end of period	$21,054	$17,947

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. Results of operations for three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

We own or operate broadcast properties in 28 markets, including 82 FM and 30 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2025.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2026, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands, except per share data)
Numerator:
Net loss	$(2,394)	$(1,575)
Less: Loss allocated to unvested participating securities	(109)	(73)
Net loss available to common shareholders	$(2,285)	$(1,502)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,074	6,123
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,074	6,123

Loss per share:
Basic	$(0.38)	$(0.25)
Diluted	$(0.38)	$(0.25)

There were no stock options outstanding that had an anti-dilutive effect on our earnings per share calculation for the three months ended March 31, 2026 and 2025, respectively.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At March 31, 2026 and December 31, 2025, we have recorded $9.4 million and $9.3 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.4 million and $9.3 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from April 2026 to July 2026.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at March 31, 2026.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $1,134,000 and $1,136,000 at March 31, 2026 and December 31, 2025, respectively. The activity in the allowance for credit losses during the three months ended March 31, 2025 was as follows:

Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Three Months Ended	of Period	Expenses	Acquisitions	Recoveries	Period

(in thousands)
March 31, 2026	$1,136	$154	$—	$(156)	$1,134

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

Significant departmental expenses included in station operating expenses for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Programming and Technical	$6,864	$7,204
Station General and Administrative	6,999	7,152
Selling	5,149	5,161
Digital	2,312	1,665
Other (1)	688	781
Station Operating Expense	$22,012	$21,963

(1) Other includes production and news departments, advertising and promotional expense.

Time Brokerage Agreements / Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”) in certain markets in the past. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs are included in the accompanying unaudited Condensed Consolidated Statements of Operations. Assets and liabilities related to the TBAs/LMAs are included in the accompanying unaudited Condensed Consolidated Balance Sheets.

Assets Held for Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. Upon classification as held for sale, non-current assets or disposal groups are measured at the lower of their carrying amount and fair value less costs to sell. Depreciation or amortization on such assets ceases from the date of classification. During the first quarter of 2026, the Company met the criteria related to certain land and buildings. As of March 31, 2026, assets held for sale were approximately $872,000 and there were no liabilities held for sale. There were no assets held for sale or liabilities held for sale as of December 31, 2025.

2. Recent Accounting Pronouncements

New Accounting Pronouncements

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$16,969	$18,854
Digital Advertising Revenue	4,374	3,495
Other Revenue	1,524	1,863
Net Revenue	$22,867	$24,212

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

4. Broadcast Licenses and Other Intangible Assets

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

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value. Amortizable intangible assets are included in other intangibles, deferred costs and investments in the accompanying condensed consolidated balance sheets.

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2026. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

5. Common Stock and Treasury Stock

As previously disclosed, the Company’s Articles of Incorporation (“Articles of Incorporation”) provide that shares of Class B Common Stock automatically convert into shares of Class A Common Stock if transferred to, or owned by, any person other than the “Principal Shareholder,” as defined in the Articles of Incorporation as Edward K. Christian. Following Mr. Christian’s passing in 2022 and the transfer of his Class B shares into an estate planning trust, all outstanding shares of Class B common stock were automatically converted into shares of Class A Common Stock. As of March 31, 2026, no shares of Class B common stock are issued or outstanding.

Dividends.  Shareholders are entitled to receive such dividends as may be declared by our Board of Directors out of funds legally available for such purpose. However, no dividend may be declared or paid in cash or property on any share of any class of Common Stock unless simultaneously the same dividend is declared or paid on each share of the other class of Common Stock. In the case of any stock dividend, holders of Class A Common Stock would receive the same percentage dividend payable in shares of Class A Common Stock.

Voting Rights.  Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the shareholders, with each share of Class A Common Stock entitled to one vote.

The Board of Directors consisted of eight members on March 31, 2026, and currently consists of eight members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

The holders of the Common Stock vote as a single class with respect to any proposed “going private” transaction with the “Principal Shareholder” or an affiliate of the “Principal shareholder”, with each share of each class of Common Stock entitled to one vote per share.

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

The following summarizes information relating to the number of shares of our Common Stock issued in connection with stock transactions through March 31, 2026:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2025	8,183	—
Issuance of restricted stock	126	—
Forfeiture of restricted stock	(5)	—
Balance, December 31, 2025	8,304	—
Forfeiture of restricted stock	(4)	—
Balance, March 31, 2026	8,300	—

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2026, we have remaining authorization of $15.1 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable Security and Exchange Commission regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three months ended March 31, 2026, 1,067 shares were retained for the payment of withholding taxes for approximately $13,000 related to the vesting of restricted stock. During the three months ended March 31, 2025 no shares were repurchased under the Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2026, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified as operating right of use assets on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $10.0 million and $10.3 million at March 31, 2026 and December 31, 2025 respectively. Lease liabilities were $5.1 million and $5.4 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we recorded additional ROU assets under operating leases of $150,000. Payments on lease liabilities during the three months ended March 31, 2026 and 2025 totaled $462,000, and $534,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2026 and 2025, our total lease expense was $510,000, and $480,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2026 (in thousands):

Years Ending December 31,
2026 (a)	$1,263
2027	1,569
2028	1,188
2029	752
2030	587
Thereafter	596
Total lease payments (b)	5,955
Less: Interest (c)	808
Present value of lease liabilities (d)	$5,147

(a)	Remaining payments are for the nine-months ending December 31, 2026.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2026.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.8 years and 6.1%, respectively, at March 31, 2026.

7. Income taxes

An income tax benefit of $670,000 was recorded for the three months ended March 31, 2026 compared to an income tax benefit of $585,000 for the three months ended March 31, 2025. The effective tax rate was approximately 21.9% for the three months ended March 31, 2026 compared to 27.1% for the three months ended March 31, 2025. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

8. Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our shareholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, the “The Second Restated 2005 Plan”). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allowed for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors. As of December 31, 2025, there are no longer any unvested restricted stock awards for the Second Restated 2005 Plan.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three months ended March 31, 2026 and 2025, respectively.

There were no stock options granted during 2026 or 2025 and there were no stock options outstanding as of March 31, 2026. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2026:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2026	278,673	$13.16
Vested	3,265	13.78
Forfeited	3,929	13.71
Non-vested and outstanding at March 31, 2026	271,479	$13.15

For the three months ended March 31, 2026 and 2025, we had $518,000 and $527,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2026 and 2025 was $136,000 and $139,000, respectively.

9. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
Credit agreement	$5,000	$5,000
Amounts payable within one year	—	—
	$5,000	$5,000

In connection with the Sale-Leaseback Transaction described in Note 13, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). On December 19, 2022, we entered into a Third Amendment to our Credit Agreement, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Agreement and each of our subsidiaries has guaranteed the Credit Agreement and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Agreement.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to SOFR (3.68% at March 31, 2026), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Agreement will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Agreement. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. As of March 31, 2026, the Company was in compliance with all of our debt covenants with the exception of the fixed charges coverage ratio for which we obtained a waiver.

We have approximately $35 million of unused borrowing capacity under the Credit Agreement at both March 31, 2026 and December 31, 2025.

10. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

11. Dividends

During three months ended March 31, 2026, the Company’s Board of Directors declared a quarterly cash dividend on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2026.

During three months ended March 31, 2025, the Company’s Board of Directors declared a quarterly cash dividends on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2025.

The Company intends to pay regular quarterly cash dividends in the future. Consistent with its strategic objective of maintaining a strong balance sheet and returning value to the shareholders, the Board of Directors will also continue to consider declaring special cash dividends, variable dividends and stock buybacks in the future. The declaration and payment of any future dividend, whether fixed, special, or based on the variable policy, or the implementation of any stock buyback program will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations, and other pertinent factors.

12. Other Income

During the first quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Springfield, Massachusetts for approximately $460,000. As a result of the sale, the Company recorded a gain of approximately $80,000, which is recorded in other operating (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

During the first quarter of 2026, we had weather-related damages in Hilton Head, South Carolina. The Company’s insurance policy provides coverage for repairs and replacements. As part of the insurance settlement, the Company received cash proceeds of $55,000, resulting in a gain of $55,000, which is recorded in other income in the Company’s Condensed Consolidated Statement of Operations.

13. Sale-Leaseback Transaction

On October 17, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, GTC Uno, LLC (“GTC”) and certain of the Company’s subsidiaries (the “Subsidiaries”), under which the Subsidiaries agreed to sell 24 telecommunications towers and related real property and other assets located at 22 sites (the “GTC Assets”) for a total cash purchase price of approximately $10.7 million (the “Sale-Leaseback Transaction”). The Purchase Agreement contains customary representations and warranties made by the Company, GTC and the Subsidiaries. On the Closing Date, the parties closed on the sale of the 22 tower sites. Sales proceeds, net of brokerage commissions and certain adjustments, of approximately $10.1 million were paid to the Company, with the remaining purchase price of $400,000 remaining in escrow and not controlled by the Company as of year-end. Several towers had underlying land leases requiring consent to the sale by the land-owners. There was one tower with a consent pending as of year-end, as the other were received prior to the sale and three were received during the fourth quarter of 2025. The Company anticipates that the remaining escrowed funds will be released within the second quarter of 2026 upon receipt of landlord consent to assign the leases on the real property where the tower is located. To the extent such consent is not received, within eight months of the Closing Date, title for that site will revert to the applicable Subsidiary. Simultaneously with the closing, each Subsidiary entered into an Antenna Site Lease Agreement (a “Lease”) with GTC for the Company’s continued use of the towers that were sold, pursuant to which the Subsidiaries have agreed to make annual lease payments of $1.00 per annum. Each Lease has a term of 25 years.

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

As the contractual lease payments are nominal annual payments of $1 per lease, the present value of lease payments was not material and therefore no lease liability was recorded. In accordance with ASC 842, the Company determined that the Sale-Leaseback transaction was not at fair value based on the difference between the present value of the lease payments and the present value of market rental payments. As such, the Company adjusted the sales price of the assets to recognize the prepayment of the rent, which is included within the right-of-use assets recorded at the time of the sale and lease commencement. The prepaid rent is amortized on a straight-line basis over the 25-year lease terms and recognized within station operating expenses in the accompanying condensed consolidated statements of operations. The estimated market rent was based on comparable third-party leases, including rent escalation provisions and then discounted to present value using a rate of 9.75%. The difference between the present value of the contractual lease payments and the present value of market lease payments was determined to be $5.2 million. This amount was recorded as prepaid rent and added to the net cash proceeds of $9.85 million from the sale, after expenses, to determine the adjusted sales price of $15.1 million for purposes of calculating the gain on the sale. These proceeds do not include approximately $400,000 being held in escrow, noted above.

At the time of the transaction, the carrying value of the towers was approximately $3.5 million for the 23 towers that closed as of December 31, 2025. The Company recognized a gain on sale of $11.6 million. This gain was included in other operating (income) expense, net during the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, the carrying value of the prepaid rent included in the right-of-use asset associated with the sale-leaseback transaction was $5.1 million and $5.2 million, respectively.

The activity related to the prepaid rent associated with the sale-leaseback transaction for the three months ended March 31, 2026 was as follows (in thousands):

Amount
Prepaid rent at lease commencement	$ 5,244
Amortization expense (non-cash rent expense)	(54)
Prepaid rent at December 31, 2025	$ 5,190
Amortization expense (non-cash rent expense)	(55)
Prepaid rent at March 31, 2026	$ 5,135

Subsequent to March 31, 2026, in the second quarter of 2026, the Company entered into amendments to the existing Purchase Agreement and related lease arrangements (the “Amendments”) with GTC to align the previously executed documents with the intended economic substance of the transaction. Under the Amendments the Purchase Agreement was modified to provide for a $15.9 million purchase price which includes the $10.7 million up front cash payment that was previously received upon original closing, consistent with the original Purchase Agreement and new promissory notes totaling $5.2 million. In addition, the original lease agreements were modified to provide for market rent payments over the 25-year original lease terms.

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

In accordance with ASC 610-20 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, the notes receivable now included within the purchase price will be recorded at fair value in Q2 of FY2026 when the notes becomes enforceable. The notes receivable bears an interest rate of 9.3%, which is materially consistent to the Company’s incremental borrowing rate at the time of the Amendments. The lease payments under the amended lease agreements and principal and interest payments under the notes receivable are determinable and contractually consistent in amount and timing. The agreements include legally enforceable rights to offset, which both parties intend to exercise. As such, the notes receivable and operating lease liabilities based on the Amendments qualify for offsetting in accordance with ASC 210-20, Balance Sheet – Offsetting.

14. Subsequent Events

On May 6, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000 will be paid on June 12, 2026 to shareholders of record on May 22, 2026.

On May 7, 2026, the Company obtained a waiver from the lenders under its Credit Agreement with respect to the Company’s noncompliance with the minimum fixed charge coverage ratio covenant as of March 31, 2026. The waiver applies solely to the March 31, 2026 covenant noncompliance and does not modify the covenant requirements for future periods.

See Note 13 – Sale-Leaseback Transaction for a discussion of certain Amendments to the Company’s Sale-Leaseback Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, changes in national, regional and local economic conditions and advertising demand; shifts in audience behavior and listening habits; competition from traditional and non-traditional media, including digital, streaming and other online platforms; our ability to attract and retain advertising customers and to maintain or increase advertising rates; adverse changes in interest rates and interest rate relationships; our financial leverage, our ability to comply with debt covenants, and service our indebtedness; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; variability in political advertising revenue due to election cycles, timing, candidate spending levels, regulatory developments, and advertising demand; our ability to execute our digital strategy, including our ability to deliver measurable outcomes across paid search, display, social and online news offerings; our ability to successfully implement and scale our consumer-journey focus (including “Click, Visit, Call and Search”) and to demonstrate value to customers; our ability to maintain and grow our “blended advertising” model and to integrate radio and digital solutions in a manner that is easy for advertisers to adopt; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, and operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; geopolitical conflicts, including conflicts in regions where we or our advertisers conduct business, the effects of widespread outbreak of illness or disease, inflation or deflation; our belief that our cash flow from operations will be sufficient to meet debt service requirements for payments of interest and scheduled payments of principal under our Credit Agreement if we borrow in the future; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2025 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2025. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2025.

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of intangible assets and impairment of goodwill). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry, and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive-based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on a GAAP basis. The most directly comparable GAAP measure to station operating income is operating income (loss).

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the three months ended March 31, 2026 and 2025, approximately 90% and 88%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, political advertising revenue may fluctuate significantly from period to period and year to year based on election cycles, the timing and competitiveness of races within our markets, and advertiser spending patterns. While gross political revenue was not a significant factor in our first quarter results, we expect political advertising to increase in periods that include higher levels of election activity; however, the timing and amount of political revenue is difficult to predict and may vary materially from historical levels. Our gross political revenue for the three months ended March 31, 2026 and 2025 was $275,000 and $271,000, respectively. For the remainder of the year, we have approximately $1.1 million of gross political revenue sold for a total of $1.4 million of gross political revenue sold thus far for the entire year compared to $650,000 for 2025.

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

We continue to execute Saga’s digital strategy focused on the consumer journey. Our integrated (or “blended”) advertising approach allows advertisers to combine the reach and audience engagement of radio with digital advertising tools that enable more targeted consumer engagement and campaign measurement. These services include paid search advertising, targeted digital display advertising, streaming advertising, social media advertising, online video advertising, website-based advertising, on-line news services and other related digital marketing services.

Paid search advertising campaigns are designed to reach consumers actively searching for products or services. Targeted digital display advertising campaigns are delivered through programmatic advertising platforms and allow advertisers to reach audiences based on geographic location, behavioral attributes, contextual relevance and other targeting parameters. Most of our radio stations are able to be streamed on third party music platforms and our customers advertise between songs played on the streaming service. Additionally, we have online news sites, where advertisers place web banners that link to the client’s website and other e-commerce initiatives. Performance within these digital product categories may vary based on consumer behavior, advertiser demand, and the effectiveness of our sales execution. We consider these categories part of our broader digital strategy to provide advertisers with measurable outcomes across multiple touchpoints in the consumer journey. For the three months ended March 31, 2026 and 2025, approximately 19% and 14%, respectively, of our radio stations’ gross revenue was from digital advertising.

Our digital advertising services are supported by a centralized team of digital implementation specialists who work in conjunction with local market personnel to execute and optimize campaigns. Campaign performance is monitored throughout the duration of the advertising schedule and clients are generally provided periodic reports which may include impressions, clicks, website visits, calls generated and other campaign performance indicators. As part of our digital transformation strategy, we focus on a blended approach that combines broadcast radio with complementary digital products, including paid search and targeted digital display, to support the consumer journey. In evaluating progress, we monitor key operating metrics such as (i) growth in paid search and targeted display activity, (ii) the number of advertising accounts that purchase blended campaigns and related client retention, and (iii) changes in local direct advertising activity associated with blended campaigns. These operating metrics are intended to provide insight into our execution and adoption of our blended strategy, and may be influenced by factors such as overall advertising demand, our ability to train and retain personnel, competition, and client budget allocations.

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

We also continue to evaluate opportunities to increase operating efficiencies through technology and automation, including the use of artificial intelligence in certain content and operational workflows, where appropriate, to support efficiency and scalability.

During the three months ended March 31, 2026 and 2025 and the years ended December 31, 2025 and 2024, our Charleston, South Carolina: Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia and Portland, Maine markets, when combined, represented approximately 36%, 35%, 34% and 36%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	7%	6%	6%	6%
Columbus, Ohio	6%	7%	7%	8%
Milwaukee, Wisconsin	12%	12%	11%	12%
Norfolk, Virginia	5%	5%	5%	5%
Portland, Maine	6%	5%	5%	5%

During the three months ended March 31, 2026 and 2025 and the years ended December 31, 2025 and 2024, the radio stations in our five largest markets, when combined, represented approximately 60%, 51%, 39% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	22%	9%	8%	7%
Columbus, Ohio	(29)%	—%	1%	5%
Milwaukee, Wisconsin	58%	31%	19%	17%
Norfolk, Virginia	(8)%	2%	4%	5%
Portland, Maine	17%	9%	7%	6%

*

Station operating income is operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of goodwill and impairment of intangible assets (a non-GAAP measure). Markets may reflect negative percentages when station operating income is negative.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,		$ Increase	% Increase
	2026	2025	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$22,867	$24,212	$(1,345)	(5.6)%
Station operating expenses	22,012	21,963	49	0.2%
Corporate general and administrative	2,976	3,167	(191)	(6.0)%
Depreciation and amortization	1,174	1,326	(152)	(11.5)%
Other operating (income) expense, net	(33)	54	(87)	N/M
Operating loss	(3,262)	(2,298)	(964)	(41.9)%
Interest expense	91	107	(16)	(15.0)%
Interest income	(234)	(222)	(12)	5.4%
Other income	(55)	(23)	(32)	139.1%
Loss before income tax expense	(3,064)	(2,160)	(904)	(41.9)%
Income tax (benefit) expense
Current	75	(670)	745	(111.2)%
Deferred	(745)	85	(830)	976.5%
	(670)	(585)	(85)	14.5%
Net loss	$(2,394)	$(1,575)	$(819)	(52.0)%
Earnings (loss) per share (diluted)	$(0.38)	$(0.25)	$(0.13)	(52.0)%

N/M =  Not Meaningful

For the three months ended March 31, 2026, consolidated net operating revenue was $22,867,000 compared with $24,212,000 for the three months ended March 31, 2025, a decrease of $1,345,000 or 5.6%. The decrease was primarily a result of decreases in gross local revenue, gross national revenue, gross other income of $1,716,000, $247,000 and $197,000 respectively partially offset by increases in gross digital revenue of $879,000 for the comparable period of 2025. The most significant decreases in gross local revenue were at our Asheville, North Carolina, Columbus, Ohio; Des Moines, Iowa and Ocala, Florida markets. The significant decreases in gross local revenue were partially offset by increases in our local e-commerce revenue which was up $100,000 or 23%. The markets with the most significant decreases in gross national revenue were at our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire and Norfolk, Virginia markets. The decrease in other income is primarily related to the tower lease income the Company is no longer receiving as a result of the tower sale discussed in Note 13 as part of the Company’s capital allocation plan to sell non-core assets. The increase in gross digital revenue is primarily due to an increase in our digital services revenue of $1,090,000, which is comprised of display, which increased $636,000 or 120%, search, which increased $378,000 or 105%, and other digital services which includes OTT/CTV campaigns, social media campaigns, best of digital, search engine optimization, and managed email, which combined increased $63,000 or 19% and an increase in mobile streaming of $82,000 or 116%, partially offset by a decline in our national streaming revenue of $197,000 or 32%, local streaming revenue of $50,000 or 7%, and online news revenue of $44,000 or 7% .

Station operating expense was $22,012,000 for the three months ended March 31, 2026, compared with $21,963,000 for the three months ended March 31, 2025, an increase of $49,000 or 0.2%. The increase in station operating expense was primarily the result of increases in digital services expenses, FCC related fees and sales survey expenses of $613,000, $105,000 and $60,000, respectively, partially offset by decreases in compensation-related expenses, and advertising and promotional expenses of $678,000 and $93,000, respectively for the comparable period of 2025. The increases in our digital services expenses relate to the investment we are making in our digital fulfillment team and digital campaign managers, as well as the cost of the digital service products. For 2026, we expect our digital service expenses to increase approximately $1 million to cover these additional hires. We are also investing in local sales managers at several of our markets, which we expect to increase station operating expense approximately $500,000 in 2026.

We had an operating loss for the three months ended March 31, 2026 of $3,262,000 compared to an operating loss of $2,298,000 for the three months ended March 31, 2025, an increase in the loss of $964,000. The increase was a result of the decrease in net operating revenue and a minor increase in station operating expense, as noted above, partially offset by a decrease in corporate general and administrative expenses of $191,000, a decrease in depreciation and amortization of $152,000 and by a decrease in other operating expense of $87,000. The decrease in corporate general and administrative expenses was primarily comprised of decreases in additional expenses related to shareholder activism and a potential proxy contest of $110,000 in 2025 and a decrease in travel expense of approximately $82,000. The decrease in depreciation and amortization is primarily attributable to a reduction in assets as a result of the tower sale described in Note 13. In 2026, we recorded a gain on the sale of fixed assets and intangibles of $33,000 compared to a loss on the sale of fixed assets of $54,000 in 2025. The gain on the sale of fixed assets is primarily related to the sale of a property in Springfield, Massachusetts as described in Note 12.

We generated a net loss of $2,394,000 ($ (0.38) per share on a fully diluted basis) during the three months ended March 31, 2026, compared to a net loss of $1,575,000 ($ (0.25) per share on a fully diluted basis) for the three months ended March 31, 2025, an increase in the net loss of $819,000. The decrease in net income or increase in net loss is primarily due to the decrease in operating income, described above, a decrease in interest expense of $16,000, an increase in interest income of $12,000, an increase in other income of $32,000, and an increase in income tax benefit of $85,000. The decrease in interest expense is due to a decrease in our interest rates. The increase in our interest income is due to a higher cash on hand balance during the period. The increase in other income was due to insurance proceeds. The increase in the tax benefit is due to the increase in our loss before income taxes in 2026.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In connection with the Sale-Leaseback Transaction described in Note 13 to the accompanying consolidated financial statements, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). Previously, on December 19, 2022, we entered into a Third Amendment to our Credit Agreement, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Agreement and each of our subsidiaries has guaranteed the Credit Agreement and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Agreement.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to SOFR (3.68% at March 31, 2026), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Agreement will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Agreement. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

As of March 31, 2026, the Company was not in compliance with the minimum fixed charge coverage ratio covenant under its Credit Agreement which requires the Company to maintain a minimum fixed charge coverage ratio of 1.15 to 1.00 at the end of each fiscal quarter. At March 31, 2026, the Company’s fixed charge coverage ratio was 0.92 to 1.00, constituting an event of default under the Credit Agreement.

On May 7, 2026, the Company obtained a waiver from its lenders for this covenant violation (the “Waiver”). The Waiver applies solely to the noncompliance as of March 31, 2026 and does not modify the covenant requirements for future periods unless otherwise amended.

We are currently in discussions with the Lenders regarding a potential amendment to the Credit Agreement to, among other things, modify the fixed charge coverage ratio covenant calculation going forward. However, there can be no assurance that we will be able to negotiate such an amendment. If we are unable to obtain an amendment or otherwise comply with the covenant in future periods, the Lenders would have the right to declare all outstanding borrowings under the Credit Agreement immediately due and payable. Our intent would be to pay-off the outstanding indebtedness using existing cash and cash equivalents, which we believe are sufficient for our short-term and long-term cash requirements.

We have $5,000,000 debt outstanding at December 31, 2025 and March 31, 2026 that we borrowed in conjunction with our Lafayette acquisition.

We have approximately $35 million of unused borrowing capacity under the Revolving Credit Agreement at both March 31, 2026 and December 31, 2025.

Sources and Uses of Cash

During the three months ended March 31, 2026 and 2025, we had net cash flows from operating activities of $407,000 and $1,364,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Agreement if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2026, we have repurchased 2.4 million shares of our Class A Common Stock for $60.6 million. During the three months ended March 31, 2026, approximately 1,067 shares were retained for payment of withholding taxes for approximately $13,000 related to the vesting of restricted stock. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2026 were $779,000 ($696,000 in 2025). We anticipate capital expenditures in 2026 to be approximately $3.5 million, which we expect to finance through funds generated from operations.

During the first quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Springfield, Massachusetts for approximately $460,000. As a result of the sale, the Company recorded a gain of approximately $80,000, which is recorded in other operating (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2026, the Company’s Board of Directors declared a quarterly cash dividend on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2026.

During the three months ended March 31, 2025, the Company’s Board of Directors declared a quarterly cash dividend on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2025.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2025 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2025 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the Company was not in compliance with the minimum fixed charge coverage ratio covenant under its Credit Agreement. On May 7, 2026, the Company obtained a waiver from its lenders for this covenant violation (the “Waiver”). The Waiver applies solely to the noncompliance as of March 31, 2026 and does not modify the covenant requirements for future periods unless otherwise amended. We are currently in discussions with the Lenders regarding a potential amendment to the Credit Agreement to, among other things, modify the fixed charge coverage ratio covenant calculation going forward. However, there can be no assurance that we will be able to negotiate such an amendment. If we are unable to obtain an amendment or otherwise comply with our financial covenants in future periods, the Lenders would have the right to declare all outstanding borrowings under the Credit Agreement immediately due and payable. A failure to obtain an amendment or maintain compliance could result in the lenders exercising remedies under credit facility, which could adversely affect our ability to use the credit facility for future acquisitions or other capital initiatives.

Our Success Depends on Our Ability to Scale Digital Revenue Using Historical Relationships with Our Radio Advertisers and Creating New Relationships with Digital Advertisers

Part of our strategy is to continue to broaden our existing revenue verticals related to our core radio advertisers to include digital advertising services that will complement our existing radio platform. This transition will require retaining and hiring individuals that we can train and develop to perform all the leadership, sales, accounting, technical and implementation activities required to be successful in this expansion of advertising services.

We believe we have achieved initial success in developing and deploying digital advertising services. Our continued success relies on expanding our digital advertising transformation quickly and effectively, in accordance with the rate of decline of traditional radio advertising demand. Despite initial success, we face significant risks in adapting digital products, attracting and training talent, and scaling digital revenue. Intense competition from digital-native platforms and changes in consumer behavior may hinder our progress. Failure to continue this transformation effectively, efficiently, and timely could lead to increased costs, a reduction in revenue, and adverse effects on our financial condition and competitive position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended March 31, 2026.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2026. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock under the Buy-Back Program.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1) (3)	Share (2)	Program	Program (3)
January 1 - January 31, 2026	—	$—	—	$15,153,267
February 1 - February 28, 2026	—	$—	—	$15,153,267
March 1 - March 31, 2026	1,067	$11.99	1,067	$15,140,474
Total	1,067	$11.99	1,067	$15,140,474

(1)	From time to time, we may repurchase shares of our Class A Common Stock pursuant to our publicly announced share repurchase program through open market purchases, privately negotiated transactions, or pursuant to a trading plan adopted under Rule 10b5-1 under the Exchange Act. Of the shares reported as purchased shares during the quarter, 1,067 were forfeited to the Company for payment of tax withholding obligations.
(2)	The average price paid per share, as applicable, reflects (i) the amount privately negotiated and (ii) the fair market value of our Class A Common Stock on the applicable vesting or settlement date for purposes of satisfying tax withholding obligations.
(3)	In 1998, we established a share repurchase program allowing us to purchase Class A Common Stock. In March 2013, our Board of Directors authorized an amendment to our share repurchase program increasing the amount authorized from $60.0 million to $75.8 million in common stock.

Item 5. Other Information

None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

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

32 **

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 8, 2026	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 8, 2026	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)