Form 10-Q
period 2026-06-30
SAGA COMMUNICATIONS INC
filed 2026-08-14
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2026

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

Large accelerated filer ◻	Accelerated filer ☐	Non-accelerated filer ☑
Smaller Reporting Company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of August 10, 2026 was 6,357,988.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$18,378	$22,506
Assets held for sale	671	—
Short-term investments	9,466	9,300
Accounts receivable, net	13,208	14,031
Prepaid expenses and other current assets	3,516	2,624
Barter transactions	996	707
Total current assets	46,235	49,168
Property and equipment	140,679	144,276
Less accumulated depreciation	96,037	97,863
Net property and equipment	44,642	46,413
Other assets:
Broadcast licenses	90,310	90,311
Operating right-of-use assets	10,209	10,253
Other intangibles, deferred costs and investments, net	5,411	5,177
Total assets	$196,807	$201,322

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,861	$2,914
Accrued expenses:
Accrued payroll and payroll taxes	5,128	5,327
Other accrued expenses	6,645	7,123
Barter transactions	1,009	794
Current portion long-term debt	5,000	—
Total current liabilities	20,643	16,158
Deferred income taxes	21,332	21,927
Long-term debt	—	5,000
Other liabilities	6,603	6,757
Total liabilities	48,578	49,842
Commitments and contingencies (Note 6, 9 and 10)	—	—
Shareholders’ equity:
Common stock	83	83
Additional paid-in capital	76,280	75,749
Retained earnings	109,274	113,884
Treasury stock	(37,408)	(38,236)
Total shareholders’ equity	148,229	151,480
Total liabilities and shareholders' equity	$196,807	$201,322

Note: The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$26,402	$28,229	$49,269	$52,441
Station operating expenses	23,436	22,226	45,448	44,189
Corporate general and administrative	2,676	3,074	5,652	6,241
Depreciation and amortization	1,184	1,267	2,358	2,593
(Gain) loss on sale of assets, net	(1,517)	253	(1,550)	307
Operating income (loss)	623	1,409	(2,639)	(889)
Interest expense	92	107	183	214
Interest income	(578)	(210)	(812)	(432)
Other income	(1)	(1)	(56)	(24)
Income (loss) before income tax expense	1,110	1,513	(1,954)	(647)
Income tax (benefit) expense
Current	—	510	75	(160)
Deferred	150	(125)	(595)	(40)
	150	385	(520)	(200)
Net income (loss)	$960	$1,128	$(1,434)	$(447)

Income (loss) per share:
Basic	$0.15	$0.18	$(0.23)	$(0.07)
Diluted	$0.15	$0.18	$(0.23)	$(0.07)

Weighted average common shares	6,095	6,176	6,084	6,138
Weighted average common and common equivalent shares	6,095	6,176	6,084	6,138

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2026 and 2025

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560
Net income, three months ended June 30, 2025	—	—	—	—	—	1,128	—	1,128
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,611)	—	(1,611)
Compensation expense related to restricted stock awards	—	—	—	—	603	—	—	603
Balance at June 30, 2025	8,182	$82	—	$—	$74,747	$124,554	$(35,703)	$163,680

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2025	8,304	$83	—	$—	$75,749	$113,884	$(38,236)	$151,480
Net loss, three months ended March 31, 2026	—	—	—	—	—	(2,394)	—	(2,394)
Forfeiture of restricted stock	(4)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,585)	—	(1,585)
Compensation expense related to restricted stock awards	—	—	—	—	518	—	—	518
Purchase of shares held in treasury	—	—	—	—	—	—	(13)	(13)
401(k) plan contribution	—	—	—	—	(535)	—	841	306
Balance at March 31, 2026	8,300	$83	—	$—	$75,732	$109,905	$(37,408)	$148,312
Net income, three months ended June 30, 2026	—	—	—	—	—	960	—	960
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,591)	—	(1,591)
Compensation expense related to restricted stock awards	—	—	—	—	548	—	—	548
Balance at June 30, 2026	8,298	$83	—	$—	$76,280	$109,274	$(37,408)	$148,229

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,434)	$(447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,358	2,593
Deferred income tax benefit	(595)	(40)
Amortization of deferred costs	13	16
Compensation expense related to restricted stock awards	1,066	1,130
Provision for credit losses	196	225
(Gain) Loss on sale of assets, net	(1,550)	307
Other gains	—	(27)
Gain on insurance claim	(56)	—
Non-cash rent expense	407	—
Non-cash interest income	(381)	—
Barter revenue (net)	(73)	(163)
Deferred and other compensation	(128)	(98)
Changes in operating lease assets and liabilities (net)	(32)	705
Changes in assets and liabilities:
(Increase) decrease in current assets	(439)	(1,501)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(629)	(581)
Total adjustments	157	2,566
Net cash (used in) provided by operating activities	(1,277)	2,119
Cash flows from investing activities:
Purchase of short-term investments	(11,758)	(9,031)
Redemption of short-term investments	11,758	9,031
Acquisition of property and equipment (Capital Expenditures)	(2,041)	(2,010)
Proceeds from sale and disposal of assets	2,323	10
Proceeds from insurance claims, redemption of investments and other	56	27
Net cash provided by (used in) investing activities	338	(1,973)
Cash flows from financing activities:
Cash dividends paid	(3,176)	(3,215)
Purchase of treasury shares	(13)	—
Net cash used in financing activities	(3,189)	(3,215)
Net decrease in cash and cash equivalents	(4,128)	(3,069)
Cash and cash equivalents, beginning of period	22,506	18,860
Cash and cash equivalents, end of period	$18,378	$15,791

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. Results of operations for three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

We own or operate broadcast properties in 28 markets, including 82 FM and 28 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2025.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2026, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Numerator:
Net income (loss)	$960	$1,128	$(1,434)	$(447)
Less: Income (Loss) allocated to unvested participating securities	42	47	(64)	(21)
Net income (loss) available to common shareholders	$918	$1,081	$(1,370)	$(426)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,095	6,176	6,084	6,138
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,095	6,176	6,084	6,138

Income (loss) per share:
Basic	$0.15	$0.18	$(0.23)	$(0.07)
Diluted	$0.15	$0.18	$(0.23)	$(0.07)

There were no stock options outstanding that had an anti-dilutive effect on our earnings per share calculation for the three and six months ended June 30, 2026 and 2025, respectively.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At June 30, 2026 and December 31, 2025, we have recorded $9.5 million and $9.3 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.5 million and $9.3 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from July 2026 to October 2026.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The notes receivable are recorded at amortized cost based on the contractual interest rate. The fair value of the notes receivable is disclosed in Note 14 Fair Value Measurements. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at June 30, 2026.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $662 and $1,136 at June 30, 2026 and December 31, 2025, respectively. The activity in the allowance for credit losses during the six months ended June 30, 2026 was as follows:

Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Six Months Ended	of Period	Expenses	Recoveries	Period

(in thousands)
June 30, 2026	$1,136	$196	$(670)	$662

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

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. The CODM is regularly provided with financial information consistent with the Condensed Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated operating income as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes station operating expense and corporate general and administrative expenses at the consolidated level to manage the Company’s operations. Other segment items included in the consolidated net income are interest expense, interest income, other (income) expenses, net and income tax (benefit) expense, which are reflected in the Condensed Consolidated Statement of Operations. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

Significant departmental expenses included in station operating expenses for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Programming and Technical	$7,216	$7,338	$14,080	$14,544
Station General and Administrative	6,902	6,615	13,901	13,765
Selling	5,906	5,713	11,055	10,871
Digital	2,666	1,807	4,978	3,470
Other (1)	746	753	1,434	1,539
Station Operating Expense	$23,436	$22,226	$45,448	$44,189

(1) Other includes production and news departments, advertising and promotional expense.

Time Brokerage Agreements/Local Marketing Agreements/Joint Sales Agreements

We have entered into Time Brokerage Agreements (“TBAs”), Local Marketing Agreements (“LMAs”) or Joint Sales Agreements (“JSAs”) in certain markets in the past. In a typical TBA/LMA/JSA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs/JSAs are included in the accompanying unaudited Condensed Consolidated Statements of Operations. Assets and liabilities related to the TBAs/LMAs/JSAa are included in the accompanying unaudited Condensed Consolidated Balance Sheets. On August 5, 2026, the Company entered into a JSA with the University of Florida (the “University”) to sell advertising for the University’s radio stations, WRUF-AM and WRUF-FM for seven years beginning on September 1, 2026.

Assets Held for Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. Upon classification as held for sale, non-current assets or disposal groups are measured at the lower of their carrying amount and fair value less costs to sell. Depreciation or amortization on such assets ceases from the date of classification. During the second quarter of 2026, the Company met the criteria related to certain land, buildings and towers. As of June 30, 2026, assets held for sale were $671,000 and there were no liabilities held for sale. There were no assets held for sale or liabilities held for sale as of December 31, 2025. The Company closed on two of the properties subsequent to June 30, 2026 and expects to close on last property in the third quarter of 2026.

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

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, search engine management, search engine optimization, social media, online promotions, advertising on our online news sites, websites and digital audio streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period. Digital audio stream revenue is recognized when the commercial spots have streamed. Third-party products such as targeted display advertising are recognized over time as digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for digital revenue with the exception of national streaming where we operate as the agent.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$19,574	$21,626	$36,543	$40,480
Digital Advertising Revenue	5,259	4,558	9,633	8,053
Other Revenue	1,569	2,045	3,093	3,908
Net Revenue	$26,402	$28,229	$49,269	$52,441

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

4. Broadcast Licenses and Other Intangible Assets

We evaluate our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcast licenses. The fair value calculation contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) the estimated available advertising revenue within the market and the related market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The FCC license valuations are Level 3 non recurring fair value measurements.

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the six months ended June 30, 2026. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

5. Common Stock and Treasury Stock

As previously disclosed, the Company’s Articles of Incorporation (“Articles of Incorporation”) provide that shares of Class B Common Stock automatically convert into shares of Class A Common Stock if transferred to, or owned by, any person other than the “Principal Shareholder,” as defined in the Articles of Incorporation as Edward K. Christian. Following Mr. Christian’s passing in 2022 and the transfer of his Class B shares into an estate planning trust, all outstanding shares of Class B common stock were automatically converted into shares of Class A Common Stock. As of June 30, 2026, no shares of Class B common stock are issued or outstanding.

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

The Board of Directors consisted of seven members at June 30, 2026, and currently consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

The following summarizes information relating to the number of shares of our Common Stock issued in connection with stock transactions through June 30, 2026:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2025	8,183	—
Issuance of restricted stock	126	—
Forfeiture of restricted stock	(5)	—
Balance, December 31, 2025	8,304	—
Forfeiture of restricted stock	(6)	—
Balance, June 30, 2026	8,298	—

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2026, we have remaining authorization of $15.1 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable Security and Exchange Commission regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the six months ended June 30, 2026, 1,067 shares were retained for the payment of withholding taxes for approximately $13,000 related to the vesting of restricted stock. During the six months ended June 30, 2026, no shares were repurchased under the Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2026, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified as operating right of use assets on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $10.2 million and $10.3 million at June 30, 2026 and December 31, 2025 respectively. As of June 30, 2026, notes receivable with a gross carrying amount of $5.5 million have been offset against operating lease liabilities, reducing the net amount of notes receivable to $0. The gross carrying amount of operating lease liabilities prior to offsetting of the notes receivable of $5.5 million was $10.6 million, with the remaining net amount of operating lease liabilities of $5.1 million. Lease liabilities were $5.1 million and $5.4 million at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, we recorded additional ROU assets obtained in exchange for lease obligations of $517,000. Cash payments on lease liabilities during the three and six months ended June 30, 2026 and 2025 totaled $438,000, $900,000, $430,000, and $964,000, respectively. Non-cash payments related to the sale-leaseback transaction disclosed in Note 13 during the three and six months ended June 30, 2026 totaled $360,000 for both periods due to the amendments entered into with the buyer to align the previously executed documents with the intended economic substance of the transaction.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2026 and 2025, our lease expense was $443,000, $953,000, $407,000 and $887,000, respectively. For the three and six months ended June 30, 2026, our non-cash lease expense was $352,000 and $407,000, respectively due to the amendments entered into with the buyer to align the previously executed documents with the intended economic substance of the transaction. Short-term lease costs and variable lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2026 (in thousands):

Years Ending December 31,
2026 (a)	$865
2027	1,638
2028	1,259
2029	825
2030	663
Thereafter	674
Total lease payments (b)	5,924
Less: Interest (c)	785
Present value of lease liabilities (d)	$5,139

(a)	Remaining payments are for the six-months ending December 31, 2026.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2026.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.0 years and 5.98%, respectively, at June 30, 2026.

The above amounts do not include the non-cash payments resulting from the sale-leaseback transaction.

7. Income taxes

Income tax expense of $150,000 was recorded for the three months ended June 30, 2026 compared to $385,000 for the three months ended June 30, 2025. The effective tax rate was approximately 13.5% for the three months ended June 30, 2026 compared to 25.4% for the three months ended June 30, 2025. An income tax benefit of $520,000 was recorded for the six months ended June 30, 2026 compared to $200,000 for the six months ended June 30, 2025. The effective tax rate was approximately 26.6% for the six months ended June 30, 2026 compared to 30.9% for the six months ended June 30, 2025. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

There were no stock options granted during 2026 or 2025 and there were no stock options outstanding as of June 30, 2026. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the six months ended June 30, 2026:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2026	278,673	$13.16
Vested	11,555	13.07
Forfeited	5,563	14.07
Non-vested and outstanding at June 30, 2026	261,555	$13.15

For the three and six months ended June 30, 2026 and 2025, we had $548,000, $1,066,000, $603,000 and $1,130,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2026 and 2025 was $144,000, $280,000, $159,000 and $297,000, respectively.

9. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
Credit agreement	$5,000	$5,000
Amounts payable within one year	(5,000)	—
	$—	$5,000

In connection with the Sale-Leaseback Transaction described in Note 13, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). On December 19, 2022, we entered into a Third Amendment to our credit agreement (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

As of June 30, 2026 and December 31, 2025, the Company had $5.0 million outstanding under the Credit Agreement, which borrowings were incurred in connection with the Company’s Lafayette acquisition. As of June 30, 2026, the Company had approximately $35.0 million of unused borrowing capacity under the Credit Agreement. However, as of June 30, 2026, the Company was not in compliance with the minimum fixed charge coverage ratio covenant under the Credit Agreement, which constituted an event of default. Accordingly, the outstanding borrowings under the Credit Agreement were classified as current liabilities as of June 30, 2026.

Subsequent to June 30, 2026, the Company repaid the outstanding $5.0 million principal balance, together with accrued and unpaid interest and other amounts payable in connection therewith, on August 6, 2026, and terminated the Credit Agreement on August 11, 2026. The Credit Agreement contained a number of financial covenants which, among other things, required us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Following the termination of the Credit Agreement, the Company no longer has borrowing availability under the Credit Agreement.

10. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

11. Dividends

During the six months ended June 30, 2026, the Company’s Board of Directors declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid as of June 30, 2026.

During the six months ended June 30, 2025, the Company’s Board of Directors declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid during 2025.

The Company intends to pay regular quarterly cash dividends in the future. Consistent with its strategic objective of maintaining a strong balance sheet and returning value to the shareholders, the Board of Directors will also continue to consider declaring special cash dividends, variable dividends, and stock buybacks in the future. The declaration and payment of any future dividend, whether fixed, special, or based on the variable policy, or the implementation of any stock buyback program will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations, and other pertinent factors.

12. Gain (loss) on the Sale of Assets and Other Income

During the second quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Sarasota, Florida for approximately $1.7 million. As a result of the sale, the Company recorded a gain of approximately $1.1 million, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the first quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Springfield, Massachusetts for approximately $460,000. As a result of the sale, the Company recorded a gain of approximately $80,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the first quarter of 2026, we had weather-related damages in Hilton Head, South Carolina. The Company’s insurance policy provides coverage for repairs and replacements. As part of the insurance settlement, the Company received cash proceeds of $55,000, resulting in a gain of $55,000, which is recorded in other income in the Company’s Condensed Consolidated Statement of Operations.

13. Sale-Leaseback Transaction

On October 17, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, GTC Uno, LLC (“GTC”) and certain of the Company’s subsidiaries (the “Subsidiaries”), under which the Subsidiaries agreed to sell 24 telecommunications towers and related real property and other assets located at 22 sites (the “GTC Assets”) for a total cash purchase price of approximately $10.7 million (the “Sale-Leaseback Transaction”). The Purchase Agreement contains customary representations and warranties made by the Company, GTC and the Subsidiaries. On the Closing Date, the parties closed on the sale of the 22 tower sites. Sales proceeds, net of brokerage commissions and certain adjustments, of approximately $10.1 million were paid to the Company, with the remaining purchase price of $400,000 remaining in escrow and not controlled by the Company as of

December 31, 2025. Several towers had underlying land leases requiring consent to the sale by the land-owners. There was one tower with a consent pending as of year-end, as the other were received prior to the sale and three were received during the fourth quarter of 2025. During the second quarter of 2026, the Company received the remaining consent for one tower and received the remaining escrowed funds of $400,000. Simultaneously with the closing, each Subsidiary entered into an Antenna Site Lease Agreement (a “Lease”) with GTC for the Company’s continued use of the towers that were sold, pursuant to which the Subsidiaries have agreed to make annual lease payments of $1.00 per annum. Each Lease has a term of 25 years.

The Company evaluated the Sale-Leaseback transaction under the sale-leaseback guidance in ASC 842-40 and concluded that the transfer of the properties qualified as sales because control of the assets transferred to the buyer-lessor in accordance with the guidance in ASC 606. The Company evaluated the lease classification criteria in ASC 842 and determined that the leasebacks are classified as operating leases.

As the contractual lease payments are nominal annual payments of $1.00 per lease, the present value of lease payments was not material and therefore no lease liability was recorded. In accordance with ASC 842, the Company determined that the Sale-Leaseback transaction was not at fair value based on the difference between the present value of the lease payments and the present value of market rental payments. As such, the Company adjusted the sales price of the assets to recognize the prepayment of the rent, which was included within the right-of-use assets recorded at the time of the sale and lease commencement. The prepaid rent was amortized on a straight-line basis over the 25-year lease terms and recognized within station operating expenses in the accompanying condensed consolidated statements of operations. The estimated market rent was based on comparable third-party leases, including rent escalation provisions and then discounted to present value using a rate of 9.75%. The difference between the present value of the contractual lease payments and the present value of market lease payments was determined to be $5.2 million. This amount was recorded as prepaid rent and added to the net cash proceeds of $9.85 million from the sale, after expenses, to determine the adjusted sales price of $15.1 million for purposes of calculating the gain on the sale. These proceeds do not originally include approximately $400,000 that was previously held in escrow, noted above.

At the time of the transaction, the carrying value of the towers was approximately $3.5 million for the 23 towers that closed as of December 31, 2025. The Company recognized a gain on sale of $11.6 million. This gain was included in other operating (income) expense, net during the year ended December 31, 2025. During the second quarter of 2026, the Company recognized an additional gain on sale of $422,000 related to the 1 remaining tower that closed during the quarter.

During the second quarter of 2026, the Company entered into amendments to the existing Purchase Agreement and related lease arrangements (the “Amendments”) with GTC to align the previously executed documents with the intended economic substance of the transaction. Under the Amendments the Purchase Agreement was modified to provide for a $15.9 million purchase price which includes the $10.7 million up front cash payment that was previously received upon original closing, consistent with the original Purchase Agreement and new promissory notes totaling $5.2 million. In addition, the original lease agreements were modified to provide for market rent payments over the 25-year original lease terms. The effective date of the Amendments to the Leases and notes receivable was October 1, 2025 and therefore upon executing the Amendments, the Company recognized additional rent expenses of $191,000, a reduction in right of use asset amortization expense of $53,000 and interest income associated with the notes receivable of $244,000 during the second quarter of 2026 upon modification of the lease agreements.

The amendments to the lease arrangements have been evaluated and determined to represent lease modifications in accordance with ASC 842, Leases. Upon the modification of the lease agreements in Q2 of FY2026, the Company recorded right-of-use assets and lease liabilities using the Company’s incremental borrowing rate on the date of modification. Based on the Amendments, the Sale Leaseback Transaction is determined to be at fair value as the present value of contractual lease payments equals the present value of market lease payments. As a result, the previously recognized prepaid rent of $5.2 million was derecognized.

In accordance with ASC 610-20 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, the notes receivable now included within the purchase price were recorded at fair value in Q2 of FY2026 when the notes became enforceable. The notes receivable bears an interest rate of 9.3%, which is materially consistent to the Company’s incremental borrowing rate at the time of the Amendments. The lease payments under the amended lease agreements and principal and interest payments under the notes receivable are determinable and contractually consistent in amount and timing. The agreements include legally enforceable rights to offset, which both parties intend to exercise. As such, the notes receivable and operating lease liabilities based on the Amendments qualify for offsetting in accordance with ASC

210-20, Balance Sheet – Offsetting. As of June 30, 2026, notes receivable with a gross carrying amount of $5.5 million have been offset against operating lease liabilities, reducing the net amount of notes receivable to $0. The gross carrying amount of operating lease liabilities prior to offsetting of the notes receivable of $5.5 million was $10.6 million, with the remaining net amount of operating lease liabilities of $5.1 million, of which $1.4 million is included other accrued expenses and $3.7 million included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026. The Company does not have any further amounts subject to master offsetting arrangements that are not offset as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the carrying value of the prepaid rent included in the right-of-use asset associated with the sale-leaseback transaction was $0 and $5.2 million, respectively.

The activity related to the prepaid rent associated with the sale-leaseback transaction for the six months ended June 30, 2026 was as follows (in thousands):

Amount
Prepaid rent at lease commencement	$5,244
Amortization expense (non-cash rent expense)	(54)
Prepaid rent at December 31, 2025	$5,190
Amortization expense (non-cash rent expense)	(55)
Derecognition of prepaid rent upon the Amendments	(5,135)
Prepaid rent at June 30, 2026	$—

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

Our assets and liabilities disclosed at fair value are summarized below (in thousands):

		Fair Value
	Fair Value	June 30,	December 31,
Financial Instrument	Hierarchy	2026	2025
Cash and cash equivalents	Level 1	$18,378	$22,506
Short-term investments	Level 1	9,466	9,300
Accounts receivable, net of allowance	Level 1	13,208	14,031
Notes receivable	Level 3	5,660	—
Revolving Credit Facility	Level 2	5,000	5,000

Our financial instruments are comprised of cash and cash equivalents, short-term investments and long-term debt. The carrying value of cash and cash equivalents, short-term investments and accounts receivable approximate fair value due to their short maturities. The fair value of cash and cash equivalents, and short-term investments derived from quoted market prices and are considered a level 1. The notes receivable are recorded at amortized cost based on the contractual interest rate and are considered a level 3. Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value and is considered a level 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, changes in national, regional and local economic conditions and advertising demand; shifts in audience behavior and listening habits competition from traditional and non traditional media; including digital, streaming and other online platforms; our ability to attract and retain advertising customers and to maintain or increase advertising rates; adverse changes in interest rates and interest rate relationships; our ability to maintain sufficient liquidity following the repayment and termination of our Credit Agreement; our ability to obtain additional financing on acceptable terms, if needed; and the impact of reduced committed borrowing capacity on our ability to pursue acquisitions, capital allocation initiatives or other strategic opportunities; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; variability in political advertising revenue due to election cycles, timing, candidate spending levels, regulatory developments, and advertising demand; our ability to execute our digital strategy, including our ability to deliver measurable outcomes across paid search, display, social and online news offerings; our ability to successfully implement and scale our consumer-journey focus (including “Click, Visit, Call and Search”) and to demonstrate value to customers; our ability to maintain and grow our “blended advertising” model and to integrate radio and digital solutions in a manner that is easy for advertisers to adopt; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, and operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; geopolitical conflicts, including conflicts in regions where we or our advertisers conduct business, the effects of widespread outbreak of illness or disease, inflation or deflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2025 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the six months ended June 30, 2026 and 2025, approximately 90% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, political advertising revenue may fluctuate significantly from period to period and year to year based on election cycles, the timing and competitiveness of races within our markets, and advertiser spending patterns. While gross political revenue was not a significant factor in our results during the first six months of 2026, we expect political advertising to increase in periods that include higher levels of election activity; however, the timing and amount of political revenue is difficult to predict and may vary materially from historical levels. Our gross political revenue for the six months ended June 30, 2026 and 2025 was $725,000 and $321,000, respectively. For the remainder of the year, we have approximately $1.1 million of gross political revenue sold for a total of $1.9 million of gross political revenue sold thus far for the entire year compared to $650,000 for 2025.

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

Paid search advertising campaigns are designed to reach consumers actively searching for products or services. Targeted digital display advertising campaigns are delivered through programmatic advertising platforms and allow advertisers to reach audiences based on geographic location, behavioral attributes, contextual relevance and other targeting parameters. Most of our radio stations are able to be streamed on third party music platforms and our customers advertise between songs played on the streaming service. Additionally, we have online news sites, where advertisers place web banners that link to the client’s website and other e-commerce initiatives. Performance within these digital product categories may vary based on consumer behavior, advertiser demand, and the effectiveness of our sales execution. We consider these categories part of our broader digital strategy to provide advertisers with measurable outcomes across multiple touchpoints in the consumer journey. For the six months ended June 30, 2026 and 2025, approximately 19% and 14%, respectively, of our radio stations’ gross revenue was from digital advertising.

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

During the six months ended June 30, 2026 and 2025 and the twelve months ended December 31, 2025 and 2024, our Charleston, South Carolina; Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 36%, 35%, 34% and 36%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	7%	6%	6%	6%
Columbus, Ohio	7%	7%	7%	8%
Milwaukee, Wisconsin	11%	12%	11%	12%
Norfolk, Virginia	5%	5%	5%	5%
Portland, Maine	6%	5%	5%	5%

During the six months ended June 30, 2026 and 2025 and the twelve months ended December 31, 2025 and 2024, the radio stations in our five largest markets, when combined, represented approximately 52%, 44%, 39% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	13%	8%	8%	7%
Columbus, Ohio	(6)%	3%	1%	5%
Milwaukee, Wisconsin	30%	22%	19%	17%
Norfolk, Virginia	—%	4%	4%	5%
Portland, Maine	15%	7%	7%	6%

*

Station operating income is operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of goodwill and impairment of intangible assets (a non-GAAP measure). Markets may reflect negative percentages when station operating income is negative.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,		$ Increase	% Increase
	2026	2025	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$26,402	$28,229	$(1,827)	(6.5)%
Station operating expenses	23,436	22,226	1,210	5.4%
Corporate general and administrative	2,676	3,074	(398)	(12.9)%
Depreciation and amortization	1,184	1,267	(83)	(6.6)%
(Gain) loss on sale of assets, net	(1,517)	253	(1,770)	N/M
Operating income	623	1,409	(786)	(55.8)%
Interest expense	92	107	(15)	(14.0)%
Interest income	(578)	(210)	(368)	N/M
Other income	(1)	(1)	—	N/M
Income before income tax expense	1,110	1,513	(403)	(26.6)%
Income tax (benefit) expense
Current	—	510	(510)	(100.0)%
Deferred	150	(125)	275	(220.0)%
	150	385	(235)	(61.0)%
Net income	$960	$1,128	$(168)	(14.9)%
Income per share (diluted)	$0.15	$0.18	$(0.03)	(16.7)%

N/M =      Not Meaningful

For the three months ended June 30, 2026, consolidated net operating revenue was $26,402,000 compared with $28,229,000 for the three months ended June 30, 2025, a decrease of $1,827,000 or 6.5%. The decrease in revenue was primarily a result of decreases in gross national revenue of $635,000 and gross local revenue of $2,060,000, partially offset by an increase in political revenue of $400,000 and digital revenue of $700,000, from the second quarter of 2025. The decrease in gross national revenue is primarily due to decreases at our Columbus, Ohio; Milwaukee, Wisconsin, and Norfolk, Virginia markets partially offset by an increase at our Des Moines, Iowa market. The decrease in gross local revenues was attributable to decreases at our Charleston, South Carolina; Milwaukee, Wisconsin, and Ocala, Florida markets partially offset by an increase in our Springfield, Massachusetts market. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in gross digital revenue is primarily due to an increase in our digital services revenue of $1,041,000, which is comprised of search, display, OTT/CTV campaigns, social media campaigns, best of digital, search engine optimization, and managed email; and an increase in mobile streaming, partially offset by a decline in streaming revenue and online news revenue of $427,000.

Station operating expense was $23,436,000 for the three months ended June 30, 2026, compared with $22,226,000 for the three months ended June 30, 2025, an increase of $1,210,000 or 5.4%. The increase is related to increases in digital service expenses, compensation related expenses and tower lease expenses of $525,000, $300,000 and $309,000, respectively, from the second quarter of 2025. The increases in digital services expenses relates to the cost of digital service products associated with the increase in digital services revenue. For 2026, we expect our compensation expenses to increase approximately $800,000 to cover the investment we are making in our digital fulfillment team and digital campaign managers, of which $210,000 occurred in the second quarter of 2026. We are also investing in local sales managers at several of our markets, which we expense to increase station operating expense approximately $615,000 in 2026, of which $146,000 occurred in the second quarter of 2026. Additionally, as a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as discussed in Note 13 Sale-leaseback transaction, our tower lease expense has increased. This tower lease expense is non-cash expense and is partially offset by non-cash interest income. We expect our non-cash tower lease expense to be approximately $154,000 per quarter and $615,000 per year. The increase in the second quarter of 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction.

We had an operating income for the three months ended June 30, 2026 of $623,000 compared to $1,409,000 for the three months ended June 30, 2025, a decrease of $786,000. The decrease in operating income was the result of a decrease in net operating revenue, and an increase in station operating expenses noted above, partially offset by an increase in gain on sale of assets of $1,770,000, a decrease in corporate general and administrative expenses of $398,000 and a decrease in depreciation and amortization of $83,000. The decrease in corporate general and administrative expenses was primarily due to decreases in legal expenses of $194,000, consulting and audit related expenses of $153,000 and additional expenses related to shareholder activism and a potential proxy contest of $89,000 in 2025. The decrease in depreciation and amortization is primarily attributable to a reduction in assets as a result of the tower sales described in Note 13. In the second quarter of 2026, we recorded a gain on sale of fixed assets of $1,517,000 compared to a loss on sale of fixed assets of $253,000 in the second quarter of 2025. As described in Note 12, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company’s sold a property in Sarasota, Florida and closed on the sale of the final tower in the sale-leaseback transaction described in Note 13.

We generated net income of $960,000 ($0.15 per share on a fully diluted basis) during the three months ended June 30, 2026, compared to $1,128,000 ($0.18 per share on a fully diluted basis) for the three months ended June 30, 2025, a decrease of $168,000. The decrease in net income is primarily due to the decrease in operating income, described above partially offset by an increase in interest income of $368,000, and a decrease in income tax expense of $235,000. As a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as discussed in Note 13 Sale-leaseback transaction, our interest income has increased. This interest income is non-cash and is partially offset by non-cash tower lease expense noted above. We expect our non-cash interest income to be approximately $127,000 per quarter and $508,000 for the entire year of 2026. The increase in the second quarter of 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction. The decrease in our income tax expense is due to lower income before income tax expense from the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,		$ Increase	% Increase
	2026	2025	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$49,269	$52,441	$(3,172)	(6.0)%
Station operating expenses	45,448	44,189	1,259	2.8%
Corporate general and administrative	5,652	6,241	(589)	(9.4)%
Depreciation and amortization	2,358	2,593	(235)	(9.1)%
(Gain) loss on sale of assets, net	(1,550)	307	(1,857)	N/M
Operating loss	(2,639)	(889)	(1,750)	(196.9)%
Interest expense	183	214	(31)	(14.5)%
Interest income	(812)	(432)	(380)	88.0%
Other income	(56)	(24)	(32)	133.3%
Loss before income tax expense	(1,954)	(647)	(1,307)	(202.0)%
Income tax (benefit) expense
Current	75	(160)	235	(146.9)%
Deferred	(595)	(40)	(555)	(1,387.5)%
	(520)	(200)	(320)	160.0%
Net loss	$(1,434)	$(447)	$(987)	(220.8)%
Loss per share (diluted)	$(0.23)	$(0.07)	$(0.16)	(228.6)%

N/M =  Not Meaningful

For the six months ended June 30, 2026, consolidated net operating revenue was $49,269,000 compared with $52,441,000 for the six months ended June 30, 2025, a decrease of $3,172,000 or 6.0%. The decrease in revenue was primarily a result of decreases in gross national revenue of $882,000, gross local revenue of $3,777,000 and non-spot revenue of $432,000, partially offset by an increase in gross digital revenue of $1,579,000 and a decrease in agency commissions of $415,000, from 2025. The decrease in gross national revenue is primarily due to decreases at our Columbus, Ohio; Norfolk, Virginia and Milwaukee, Wisconsin markets partially offset by an increase at our Jonesboro, Arkansas market. The decrease in gross local revenues was attributable to decreases at our Charleston, South Carolina; Des Moines, Iowa; Milwaukee, Wisconsin and Ocala, Florida markets partially offset by an increase at our Springfield, Massachusetts market. The decrease in non-spot revenue is due to decreases at our Charleston, South Carolina and Ithaca, New York markets. The increase in gross digital revenue is primarily due to an increase in our digital services revenue of $2,118,000, which is comprised of display, search, OTT/CTV campaigns, social media campaigns, best of digital, search engine optimization, and managed email; and an increase in mobile streaming, partially offset by a decline in streaming revenue and online news revenue of $718,000. The decrease in agency commissions is due to the decrease in national and local agency revenue.

Station operating expense was $45,448,000 for the six months ended June 30, 2026, compared with $44,189,000 for the six months ended June 30, 2025, an increase of $1,259,000 or 2.8%. The increase is related to increases in digital service expenses, tower lease expenses, legal expenses and utilities of $1,048,000, $303,000, $157,000 and $112,000, respectively, from 2025. The increases in digital services expenses relates to the cost of digital service products associated with the increase in digital services revenue. Additionally, as a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as discussed in Note 13 Sale-leaseback transaction, our tower lease expense has increased. This tower lease expense is non-cash expense and is partially offset by non-cash interest income. We expect our non-cash tower lease expense to be approximately $154,000 per quarter and $615,000 per year. The increase in 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction.

We had an operating loss for the six months ended June 30, 2026, of $2,639,000 compared to $889,000 for the six months ended June 30, 2025, a decrease of $1,750,000. The decrease in operating income was the result of a decrease in net operating revenue, and an increase in station operating expenses noted above, partially offset by a decrease in corporate general and administrative expenses of $588,000, a decrease in depreciation and amortization of $235,000, and an increase in the gain on sale of assets of $1,857,000. The decrease in corporate general and administrative expenses was primarily due to decreases in legal expenses of $199,000, consulting and audit related expenses of $187,000, travel expenses of $109,000 and additional expenses related to shareholder activism and a potential proxy contest of $199,000, partially offset by an increase in compensation related expenses of $93,000 in 2025. The decrease in depreciation and amortization is primarily attributable to a reduction in assets as a result of the tower sales described in Note 13. In 2026, we recorded a gain on sale of fixed assets of $1,550,000 compared to a loss on sale of fixed assets of $307,000 in 2025. As described in Note 12, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Sarasota, Florida, another property in Springfield, Massachusetts and closed on the sale of the final tower in the sale-leaseback transaction described in Note 13.

We generated a net loss of $1,434,000 ($ (0.23) per share on a fully diluted basis) during the six months ended June 30, 2026, compared to $447,000 ($ (0.07) per share on a fully diluted basis) for the six months ended June 30, 2025, a decrease of $987,000. The decrease in net income is primarily due to the decrease in operating income, described above and an increase in income tax benefit of $320,000 partially offset by a decrease in interest expense of $32,000 and an increase in interest income of $380,000. As a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as discussed in Note 13 Sale-leaseback transaction, our interest income has increased. This interest income is non-cash and is partially offset by non-cash tower lease expense noted above. We expect our non-cash interest income to be approximately $127,000 per quarter and $508,000 for the entire year of 2026. The increase in 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction. The increase in our income tax benefit was primarily due to a higher loss before income tax benefit for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In connection with the Sale Leaseback Transaction described in note 13 to the accompanying consolidated financial statements, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). Previously, on December 19, 2022, we entered into a Third Amendment to our Credit Agreement, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

We had $5.0 million of borrowings outstanding under the Credit Agreement at both June 30, 2026 and December 31, 2025, which borrowings were incurred in connection with our Lafayette acquisition. As of June 30, 2026, we also had approximately $35.0 million of unused borrowing capacity under the Credit Agreement. However, as of June 30, 2026, we were not in compliance with the Credit Agreement’s minimum fixed charge coverage ratio covenant.

Subsequent to June 30, 2026, after evaluating our cash position, short-term investments, expected operating cash flows and anticipated liquidity needs, we determined to repay all outstanding borrowings under the Credit Agreement and terminate the facility. On August 6, 2026, we repaid the outstanding $5.0 million principal balance, together with all accrued and unpaid interest and other amounts payable in connection therewith. On August 11, 2026, we terminated the Credit Agreement. The Credit Agreement contained a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Following such termination, we no longer have borrowing availability under the Credit Agreement.

Sources and Uses of Cash

During the six months ended June 30, 2026 and 2025, we had net cash used in operating activities of $1,277,000 and net cash provided by operating activities of $2,119,000, respectively. The change in cash from operating activities is primarily due to the increase in the net loss, increase in gain on sale of assets and the change in operating lease assets and liabilities. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our current operating requirements, anticipated capital expenditures and dividend payments for at least the next twelve months. However, the termination of the Credit Agreement reduces our available sources of committed liquidity, and any future acquisitions, share repurchases, special dividends or other capital allocation initiatives may require cash on hand, cash generated from operations, proceeds from asset sales or new debt or equity financing, which may not be available on acceptable terms, or at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2026, we have repurchased 2.4 million shares of our Class A Common Stock for $60.6 million. During the six months ended June 30, 2026, approximately 1,067 shares were retained for payment of withholding taxes for approximately $13,000 related to the vesting of restricted stock. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2026 were $2,041,000 ($2,010,000 for the six months ended June 30, 2025). We anticipate capital expenditures in 2026 to be approximately $3.0 million to $3.5 million, which we expect to finance through funds generated from operations.

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

During the second quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Sarasota, Florida for approximately $1.7 million. As a result of the sale, the Company recorded a gain of approximately $1.1 million, which is recorded in other operating (income) expense net in the Company’s Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2026, the Company’s Board of Directors have declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid as of June 30, 2026.

During the six months ended June 30, 2025, the Company’s Board of Directors declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid during 2025.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2025.

We anticipate that our contractual cash obligations will be financed through cash on hand, short-term investments, funds generated from operations, proceeds from asset sales, future financing arrangements, if available, or a combination thereof.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025 and subsequently updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026..

The termination of our Credit Agreement reduces our committed borrowing capacity and may limit our financial flexibility.

On August 6, 2026, we repaid all outstanding borrowings under our Credit Agreement, and on August 11, 2026, we terminated the Credit Agreement. As a result, we no longer have borrowing availability under that facility. Although we believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our current operating requirements, anticipated capital expenditures and dividend payments for at least the next twelve months, the absence of a committed revolving credit facility may reduce our financial flexibility.

In particular, we may have less flexibility to fund acquisitions, special dividends, share repurchases, investments in digital initiatives, capital expenditures or other strategic opportunities without using cash on hand, generating additional cash from operations, selling assets or obtaining new debt or equity financing. Any new financing may not be available on terms acceptable to us, or at all, and could be subject to restrictive covenants, higher costs of capital or other terms that could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended June 30, 2026.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2026.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1) (3)	Share (2)	Program	Program (3)
April 1 - April 30, 2026	—	$—	—	$15,140,474
May 1 - May 31, 2026	—	$—	—	$15,140,474
June 1 - June 30, 2026	—	$—	—	$15,140,474
Total	—	$—	—	$15,140,474

(1)	From time to time, we may repurchase shares of our Class A Common Stock pursuant to our publicly announced share repurchase program through open market purchases, privately negotiated transactions, or pursuant to a trading plan adopted under Rule 10b5-1 under the Exchange Act.
(2)	The average price paid per share, as applicable, reflects (i) the amount privately negotiated and (ii) the fair market value of our Class A Common Stock on the applicable vesting or settlement date for purposes of satisfying tax withholding obligations.
(3)	In 1998, we established a share repurchase program allowing us to purchase Class A Common Stock. In March 2013, our Board of Directors authorized an amendment to our share repurchase program increasing the amount authorized from $60 million to approximately $75.8 million in common stock.

Item 5. Other Information

(a)	Termination of Credit Agreement.

On August 11, 2026, the Company terminated its Credit Agreement, dated as of August 18, 2015, as amended by that certain First Amendment, dated September 1, 2017, that certain Second Amendment, dated June 17, 2018, that certain Third Amendment, dated December 19, 2022, and that certain Fourth Amendment, dated October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”).

Prior to termination, the Credit Agreement provided for a revolving credit facility with aggregate commitments of $40.0 million. As of June 30, 2026, the Company had $5.0 million of borrowings outstanding under the Credit Agreement, which borrowings were incurred in connection with the Company’s Lafayette acquisition, and approximately $35.0 million of unused borrowing capacity. As of June 30, 2026, the Company was not in compliance with the Credit Agreement’s minimum fixed charge coverage ratio covenant.

After evaluating its cash position, short-term investments, expected operating cash flows and anticipated liquidity needs, the Company determined to repay all outstanding borrowings under the Credit Agreement and terminate the facility. On August 6, 2026, the Company repaid the outstanding $5.0 million principal balance under the Credit Agreement, together with all accrued and unpaid interest and other amounts payable in connection therewith. On August 11, 2026, the Company terminated the Credit Agreement. Following such termination, the Company no longer has borrowing availability under the Credit Agreement.

The Company did not incur any material early termination penalties in connection with the termination of the Credit Agreement. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and amendments thereto, including the Fourth Amendment previously filed by the Company with the Securities and Exchange Commission.

(c ) None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Location

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* **		Filed herewith. Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 14, 2026	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2026	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)