Form 10-Q
period 2026-09-30
SAGA COMMUNICATIONS INC
filed 2026-11-13
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2026

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of November 9, 2026 was 6,353,465.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,990	$22,506
Short-term investments	9,553	9,300
Accounts receivable, net	14,102	14,031
Prepaid expenses and other current assets	3,313	2,624
Barter transactions	983	707
Total current assets	41,941	49,168
Property and equipment	141,378	144,276
Less accumulated depreciation	96,935	97,863
Net property and equipment	44,443	46,413
Other assets:
Broadcast licenses	81,082	90,311
Operating right-of-use assets	10,251	10,253
Other intangibles, deferred costs and investments, net	5,329	5,177
Total assets	$183,046	$201,322

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,790	$2,914
Accrued expenses:
Accrued payroll and payroll taxes	6,159	5,327
Dividend payable	1,589	—
Other accrued expenses	6,048	7,123
Barter transactions	977	794
Total current liabilities	17,563	16,158
Deferred income taxes	18,957	21,927
Long-term debt	—	5,000
Other liabilities	6,507	6,757
Total liabilities	43,027	49,842
Commitments and contingencies (Notes 6 and 10)	—	—
Shareholders’ equity:
Common stock	83	83
Additional paid-in capital	76,768	75,749
Retained earnings	100,593	113,884
Treasury stock	(37,425)	(38,236)
Total shareholders’ equity	140,019	151,480
Total liabilities and shareholders' equity	$183,046	$201,322

Note: The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$26,656	$28,166	$75,925	$80,607
Station operating expenses	24,247	24,674	69,695	68,863
Corporate general and administrative	2,779	2,820	8,431	9,061
Depreciation and amortization	1,183	1,307	3,541	3,900
(Gain) loss on sale of assets, net	(990)	(9)	(2,540)	298
Impairment of intangible assets	9,212	—	9,212	—
Operating loss	(9,775)	(626)	(12,414)	(1,515)
Interest expense	41	108	224	322
Interest income	(295)	(216)	(1,107)	(648)
Other expense (income), net	26	(81)	(30)	(105)
Loss before income tax expense	(9,547)	(437)	(11,501)	(1,084)
Income tax (benefit) expense
Current	—	290	75	130
Deferred	(2,455)	(195)	(3,050)	(235)
	(2,455)	95	(2,975)	(105)
Net loss	$(7,092)	$(532)	$(8,526)	$(979)

Loss per share:
Basic	$(1.11)	$(0.08)	$(1.34)	$(0.15)
Diluted	$(1.11)	$(0.08)	$(1.34)	$(0.15)

Weighted average common shares	6,101	6,164	6,089	6,156
Weighted average common and common equivalent shares	6,101	6,164	6,089	6,156

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2026 and 2025

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)
Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560
Net income, three months ended June 30, 2025	—	—	—	—	—	1,128	—	1,128
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,611)	—	(1,611)
Compensation expense related to restricted stock awards	—	—	—	—	603	—	—	603
Balance at June 30, 2025	8,182	$82	—	$—	$74,747	$124,554	$(35,703)	$163,680
Net loss, three months ended September 30, 2025	—	—	—	—	—	(532)	—	(532)
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,609)	—	(1,609)
Compensation expense related to restricted stock awards	—	—	—	—	518	—	—	518
Balance at September 30, 2025	8,181	$82	—	$—	$75,265	$122,413	$(35,703)	$162,057

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)
Balance at December 31, 2025	8,304	$83	—	$—	$75,749	$113,884	$(38,236)	$151,480
Net loss, three months ended March 31, 2026	—	—	—	—	—	(2,394)	—	(2,394)
Forfeiture of restricted stock	(4)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,585)	—	(1,585)
Compensation expense related to restricted stock awards	—	—	—	—	518	—	—	518
Purchase of shares held in treasury	—	—	—	—	—	—	(13)	(13)
401(k) plan contribution	—	—	—	—	(535)	—	841	306
Balance at March 31, 2026	8,300	$83	—	$—	$75,732	$109,905	$(37,408)	$148,312
Net income, three months ended June 30, 2026	—	—	—	—	—	960	—	960
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,591)	—	(1,591)
Compensation expense related to restricted stock awards	—	—	—	—	548	—	—	548
Balance at June 30, 2026	8,298	$83	—	$—	$76,280	$109,274	$(37,408)	$148,229
Net loss, three months ended September 30, 2026	—	—	—	—	—	(7,092)	—	(7,092)
Forfeiture of restricted stock	(6)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,589)	—	(1,589)
Compensation expense related to restricted stock awards	—	—	—	—	488	—	—	488
Purchase of shares held in treasury	—	—	—	—	—	—	(17)	(17)
Balance at September 30, 2026	8,292	$83	—	$—	$76,768	$100,593	$(37,425)	$140,019

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2026	2025

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,526)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,541	3,900
Deferred income tax benefit	(3,050)	(235)
Amortization of deferred costs	15	24
Compensation expense related to restricted stock awards	1,554	1,648
Provision for credit losses	402	372
(Gain) Loss on sale of assets, net	(2,540)	298
Extinguishment of deferred financing costs	34	—
Gain on insurance claim	(64)	(105)
Non-cash rent expense	561	—
Non-cash interest income	(508)	—
Barter revenue (net)	(92)	(147)
Impairment of intangible assets	9,212	—
Deferred and other compensation	(268)	(106)
Changes in operating lease assets and liabilities (net)	(45)	(64)
Changes in assets and liabilities:
(Increase) decrease in current assets	(1,418)	(1,005)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(253)	1,881
Total adjustments	7,081	6,461
Net cash (used in) provided by operating activities	(1,445)	5,482
Cash flows from investing activities:
Purchase of short-term investments	(18,879)	(13,619)
Redemption of short-term investments	18,879	13,619
Acquisition of property and equipment (Capital Expenditures)	(2,922)	(2,600)
Proceeds from sale and disposal of assets	3,993	37
Proceeds from insurance claims, redemption of investments and other	64	105
Net cash provided by (used in) investing activities	1,135	(2,458)
Cash flows from financing activities:
Cash dividends paid	(3,176)	(4,824)
Payments on long term debt	(5,000)	—
Purchase of treasury shares	(30)	—
Net cash used in financing activities	(8,206)	(4,824)
Net decrease in cash and cash equivalents	(8,516)	(1,800)
Cash and cash equivalents, beginning of period	22,506	18,860
Cash and cash equivalents, end of period	$13,990	$17,060

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. Results of operations for three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

We own or operate broadcast properties in 28 markets, including 82 FM and 28 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2025.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2026, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Numerator:
Net loss	$(7,092)	$(532)	$(8,526)	$(979)
Less: Loss allocated to unvested participating securities	(298)	(28)	(374)	(45)
Net loss available to common shareholders	$(6,794)	$(504)	$(8,152)	$(934)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,101	6,164	6,089	6,156
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,101	6,164	6,089	6,156

Loss per share:
Basic	$(1.11)	$(0.08)	$(1.34)	$(0.15)
Diluted	$(1.11)	$(0.08)	$(1.34)	$(0.15)

There were no stock options outstanding that had an anti-dilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2026 and 2025, respectively.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2026 and December 31, 2025, we have recorded $9.5 million and $9.3 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.5 million and $9.3 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from October 2026 to January 2027.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, and accounts payable. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The notes receivable are recorded at amortized cost based on the contractual interest rate. The fair value of the notes receivable is disclosed in Note 14 Fair Value Measurements.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $769 and $1,136 at September 30, 2026 and December 31, 2025, respectively. The activity in the allowance for credit losses during the nine months ended September 30, 2026 was as follows:

Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Nine Months Ended	of Period	Expenses	Recoveries	Period

(in thousands)
September 30, 2026	$1,136	$402	$(769)	$769

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

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. The CODM is regularly provided with financial information consistent with the Condensed Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated operating income (loss) as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes station operating expense and corporate general and administrative expenses at the consolidated level to manage the Company’s operations. Other segment items included in the consolidated net income (loss) are interest expense, interest income, other (income) expenses, net and income tax (benefit) expense, which are reflected in the Condensed Consolidated Statement of Operations. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

Significant departmental expenses included in station operating expenses for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Programming and Technical	$7,334	$9,338	$21,414	$23,877
Station General and Administrative	7,543	6,847	21,444	20,615
Selling	5,878	5,614	16,933	16,488
Digital	2,626	1,991	7,604	5,462
Other (1)	866	884	2,300	2,421
Station Operating Expense	$24,247	$24,674	$69,695	$68,863

(1) Other includes production and news departments, advertising and promotional expense.

Time Brokerage Agreements/Local Marketing Agreements/Joint Sales Agreements

We have entered into Time Brokerage Agreements (“TBAs”), Local Marketing Agreements (“LMAs”) or Joint Sales Agreements (“JSAs”) in certain markets in the past. In a typical TBA/LMA/JSA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs/JSAs are included in the accompanying unaudited Condensed Consolidated Statements of Operations. Assets and liabilities related to the TBAs/LMAs/JSAs are included in the accompanying unaudited Condensed Consolidated Balance Sheets. On August 5, 2026, the Company entered into a JSA with the University of Florida (the “University”) to sell advertising for the University’s radio stations, WRUF-AM and WRUF-FM for seven years beginning on September 1, 2026.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, cash flows or shareholders’ equity.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$19,683	$20,864	$56,226	$61,344
Digital Advertising Revenue	4,854	4,553	14,487	12,606
Other Revenue	2,119	2,749	5,212	6,657
Net Revenue	$26,656	$28,166	$75,925	$80,607

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

During the three months ended September 30, 2026, the Company considered the current and expected future economic and market conditions, including increases in interest rates and lower than projected operating margins for the Company’s radio stations and the radio industry and concluded that a triggering event had occurred requiring an interim impairment test of its FCC licenses. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an additional impairment test of our intangible assets at the appropriate time.

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

Broadcast Licenses

2026 Impairment Test

We completed an interim impairment test of broadcast licenses during the third quarter of 2026. We elected to bypass the qualitative assessment in 12 markets and tested quantitatively and performed a qualitative assessment on the remaining markets. As a result of the quantitative tests performed in the third quarter of 2026, the Company determined that the fair value of broadcast license was less than the carrying amount on the balance sheet and recorded non-cash impairment charges of $9.2 million related to the FCC license at our Bellingham, Washington; Champaign, Illinois; Ithaca, New York; Keene, New Hampshire; Lafayette, Indiana; Mitchell, South Dakota; Spencer, Iowa and Springfield, Illinois markets. We determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our other markets tested and, accordingly, no impairment was recorded in any other market tested.

The following table reflects certain key estimates and assumptions used in the impairment tests during the third quarter ended September 30, 2026. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2026 and 2025: (1) the market specific operating profit margin range declined; (2) the discount rate increased from 2025; and (3) current year revenue projections decreased with amounts previously projected for 2026 for the markets quantitatively tested. The impairment loss in our markets listed above was primarily due to a decrease in projected revenue and operating margins and an increase in the discount rate.

	Third	Fourth
	Quarter	Quarter
	2026	2025
Discount rates	9.5%	8.5%
Operating profit margin ranges	8.5%-23.8%	21.6%-24.8%
Market long-term revenue growth rates	-0.5%	-0.5%

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

5. Common Stock and Treasury Stock

As previously disclosed, the Company’s Articles of Incorporation (“Articles of Incorporation”) provide that shares of Class B Common Stock automatically convert into shares of Class A Common Stock if transferred to, or owned by, any person other than the “Principal Shareholder,” as defined in the Articles of Incorporation as Edward K. Christian. Following Mr. Christian’s passing in 2022 and the transfer of his Class B shares into an estate planning trust, all outstanding shares of Class B common stock were automatically converted into shares of Class A Common Stock. As of September 30, 2026, no shares of Class B common stock are issued or outstanding.

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

The Board of Directors consisted of seven members at September 30, 2026, and currently consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

The following summarizes information relating to the number of shares of our Common Stock issued in connection with stock transactions through September 30, 2026:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2025	8,183	—
Issuance of restricted stock	126	—
Forfeiture of restricted stock	(5)	—
Balance, December 31, 2025	8,304	—
Forfeiture of restricted stock	(12)	—
Balance, September 30, 2026	8,292	—

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2026, we have remaining authorization of $15.1 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable Securities and Exchange Commission regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the nine months ended September 30, 2026, 2,984 shares were retained for the payment of withholding taxes for approximately $29,000 related to the vesting of restricted stock. During the nine months ended September 30, 2026, no shares were repurchased under the Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2026, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified as operating right of use assets on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $10.3 million and $10.3 million at September 30, 2026 and December 31, 2025 respectively. As of September 30, 2026, notes receivable with a gross carrying amount of $5.5 million have been offset against operating lease liabilities, reducing the net amount of notes receivable to $0. The gross carrying amount of operating lease liabilities prior to offsetting of the notes receivable of $5.5 million was $10.7 million, with the remaining net amount of operating lease liabilities of $5.2 million. Lease liabilities were $5.2 million and $5.4 million at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, we recorded additional ROU assets obtained in exchange for lease obligations of $952,000. Cash payments on lease liabilities during the three and nine months ended September 30, 2026 and 2025 totaled $450,000, $1,350,000, $484,000, and $1,448,000 respectively. Non-cash payments related to the sale-leaseback transaction disclosed in Note 13 during the three and nine months ended September 30, 2026 totaled $120,000 and $480,000.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2026 and 2025, our lease expense was $456,000, $1,409,000, $482,000 and $1,369,000, respectively. For the three and nine months ended September 30, 2026, our non-cash lease expense was $154,000 and $561,000, respectively due to the amendments entered into with the buyer to align the previously executed documents with the intended economic substance of the transaction. Short-term lease costs and variable lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2026 (in thousands):

Years Ending December 31,
2026 (a)	$445
2027	1,737
2028	1,360
2029	928
2030	769
Thereafter	742
Total lease payments (b)	5,981
Less: Interest (c)	786
Present value of lease liabilities (d)	$5,195

(a)	Remaining payments are for the three months ending December 31, 2026.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2026.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.6 years and 6.05%, respectively, at September 30, 2026.

The above amounts do not include the non-cash payments resulting from the sale-leaseback transaction.

7. Income taxes

Income tax benefit of $2,455,000 was recorded for the three months ended September 30, 2026 compared to income tax expense of $95,000 for the three months ended September 30, 2025. The effective tax rate was approximately 25.7% for the three months ended September 30, 2026 compared to 21.7% for the three months ended September 30, 2025. An income tax benefit of $2,975,000 was recorded for the nine months ended September 30, 2026 compared to an income tax benefit of $105,000 for the nine months ended September 30, 2025. The effective tax rate was approximately 25.9% for the nine months ended September 30, 2026 compared to 9.7% for the nine months ended September 30, 2025. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

There were no stock options granted during 2026 or 2025 and there were no stock options outstanding as of September 30, 2026. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the nine months ended September 30, 2026:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2026	278,673	$13.16
Vested	17,988	13.35
Forfeited	12,515	12.86
Non-vested and outstanding at September 30, 2026	248,170	$13.16

For the three and nine months ended September 30, 2026 and 2025, we had $488,000, $1,554,000, $518,000 and $1,648,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2026 and 2025 was $129,000, $409,000, $136,000 and $433,000, respectively.

9. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
Credit agreement	$—	$5,000
Amounts payable within one year	—	—
	$—	$5,000

In connection with the Sale-Leaseback Transaction described in Note 13, the Company entered into a Fourth Amendment on October 17, 2025 (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). On December 19, 2022, we entered into a Third Amendment to our credit agreement (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

On August 6, 2026, the Company repaid the outstanding $5.0 million principal balance, together with accrued and unpaid interest and other amounts payable in connection therewith, and terminated the Credit Agreement on August 11, 2026. The Credit Agreement contained a number of financial covenants which, among other things, required us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Following the termination of the Credit Agreement, the Company no longer has borrowing availability under the Credit Agreement.

10. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

11. Dividends

During the nine months ended September 30, 2026, the Company’s Board of Directors declared three quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.75 per share and approximately $4.8 million were paid or accrued as of September 30, 2026.

During the nine months ended September 30, 2025, the Company’s Board of Directors declared three quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.75 per share and approximately $4.8 million were paid during 2025.

12. Gain (loss) on the Sale of Assets and Other Income

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Hilton Head, South Carolina for approximately $450,000, exclusive of selling costs. As a result of the sale, the Company recorded a gain of approximately $74,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Brattleboro, Vermont for approximately $315,000, exclusive of selling costs. As a result of the sale, the Company recorded a gain of approximately $91,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Portland, Maine for approximately $1 million, exclusive of selling costs. As a result of the sale, the Company recorded a gain of approximately $824,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the second quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Sarasota, Florida for approximately $1.7 million, exclusive of selling costs. As a result of the sale, the Company recorded a gain of approximately $1.1 million, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the first quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Springfield, Massachusetts for approximately $460,000, exclusive of selling costs. As a result of the sale, the Company recorded a gain of approximately $80,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

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

During the second quarter of 2026, the Company entered into amendments to the existing Purchase Agreement and related lease arrangements (the “Amendments”) with GTC to align the previously executed documents with the intended economic substance of the transaction. Under the Amendments the Purchase Agreement was modified to provide for a $16.2 million purchase price which includes the $10.7 million up front cash payment that was previously received upon original closing, consistent with the original Purchase Agreement and new promissory notes totaling $5.4 million. In addition, the original lease agreements were modified to provide for market rent payments over the 25-year original lease terms. The effective date of the Amendments to the Leases and notes receivable was October 1, 2025 and therefore upon executing the Amendments, the Company recognized additional rent expenses of $191,000, a reduction in right of use asset amortization expense of $53,000 and interest income associated with the notes receivable of $244,000 during the second quarter of 2026 upon modification of the lease agreements.

The amendments to the lease arrangements have been evaluated and determined to represent lease modifications in accordance with ASC 842, Leases. Upon the modification of the lease agreements in the second quarter of 2026, the Company recorded right-of-use assets and lease liabilities using the Company’s incremental borrowing rate on the date of modification. Based on the Amendments, the Sale Leaseback Transaction is determined to be at fair value as the present value of contractual lease payments equals the present value of market lease payments. As a result, the previously recognized prepaid rent of $5.2 million was derecognized.

In accordance with ASC 610-20 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, the notes receivable now included within the purchase price were recorded at fair value in the second quarter of 2026 when the notes became enforceable. The notes receivable bear an interest rate of 9.3%, which is materially consistent to the Company’s incremental borrowing rate at the time of the Amendments. The lease payments under the amended lease agreements and principal and interest payments under the notes receivable are determinable and contractually consistent in amount and timing. The agreements include legally enforceable rights to offset, which both parties intend to exercise. As such, the notes receivable and operating lease liabilities based on the Amendments qualify for offsetting in accordance with ASC 210-20, Balance Sheet – Offsetting. As of September 30, 2026, notes receivable with a gross carrying amount of $5.5 million have been offset against operating lease liabilities, reducing the net amount of notes receivable to $0. The gross carrying amount of operating lease liabilities prior to offsetting of the notes receivable of $5.5 million was $10.7 million, with the remaining net amount of operating lease liabilities of $5.2 million, of which $1.5 million is included other accrued expenses and $3.7 million included in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2026. The Company does not have any further amounts subject to master offsetting arrangements that are not offset as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, the carrying value of the prepaid rent included in the right-of-use asset associated with the sale-leaseback transaction was $0 and $5.2 million, respectively.

The activity related to the prepaid rent associated with the sale-leaseback transaction for the nine months ended September 30, 2026 was as follows (in thousands):

Amount
Prepaid rent at lease commencement	$5,244
Amortization expense (non-cash rent expense)	(54)
Prepaid rent at December 31, 2025	$5,190
Amortization expense (non-cash rent expense)	(55)
Derecognition of prepaid rent upon the Amendments	(5,135)
Prepaid rent at September 30, 2026	$—

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

Our assets and liabilities disclosed at fair value are summarized below (in thousands):

		Fair Value
	Fair Value	September 30,	December 31,
Financial Instrument	Hierarchy	2026	2025
Cash and cash equivalents	Level 1	$13,990	$22,506
Short-term investments	Level 1	9,548	9,300
Accounts receivable, net of allowance	Level 1	14,102	14,031
Notes receivable	Level 3	5,314	—
Revolving Credit Facility	Level 2	—	5,000

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

Non-Recurring Fair Value Measurements

We have certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 4 – Broadcast Licenses and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values.

During the third quarter of 2026, the Company wrote down the FCC licenses at Bellingham, Washington; Champaign, Illinois; Ithaca, New York; Keene, New Hampshire; Lafayette, Indiana; Mitchell, South Dakota; Spencer, Iowa and Springfield, Illinois markets. The non-cash impairment charge was $9.2 million in the third quarter of 2026.

15. Subsequent Events

On November 11, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000 will be paid on December 11, 2026 to shareholders of record on November 23, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, changes in national, regional and local economic conditions and advertising demand; shifts in audience behavior and listening habits competition from traditional and non-traditional media, including digital, streaming and other online platforms; our ability to attract and retain advertising customers and to maintain or increase advertising rates; adverse changes in interest rates and interest rate relationships; our ability to maintain sufficient liquidity following the repayment and termination of our Credit Agreement; our ability to obtain additional financing on acceptable terms, if needed, and the impact of reduced committed borrowing capacity on our ability to pursue acquisitions, capital allocation initiatives or other strategic opportunities; changes in market conditions, revenue projections or discount rates that could result in additional non-cash impairment charges to our FCC broadcast licenses; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; variability in political advertising revenue due to election cycles, timing, candidate spending levels, regulatory developments, and advertising demand; our ability to execute our digital strategy, including our ability to deliver measurable outcomes across paid search, display, social and online news offerings; our ability to successfully implement and scale our consumer-journey focus (including “Click, Visit, Call and Search”) and to demonstrate value to customers; our ability to maintain and grow our “blended advertising” model and to integrate radio and digital solutions in a manner that is easy for advertisers to adopt; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, and operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; geopolitical conflicts, including conflicts in regions where we or our advertisers conduct business, the effects of widespread outbreak of illness or disease, inflation or deflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2025, subsequent quarterly reports, or elsewhere in this quarterly report. These are representative of the Future Factors that could cause actual results to differ materially from our expectations and could adversely affect our business and its performance. These Future Factors may influence our capital allocation decisions, including our decision to pay, reduce or pause regular quarterly dividends in future periods.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of the Company and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2025. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2025, except as noted below.

Broadcast Licenses: As of September 30, 2026, we have recorded approximately $81,082,000 in broadcast licenses, which represents 44% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the third quarter of 2026, we recorded an impairment loss of $9,212,000 for broadcast licenses.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. As a result of our interim broadcast license impairment test in the third quarter of 2026, we noted that the carrying value exceeded the fair value of our broadcast license in multiple markets, resulting in a $9.2 million non-cash impairment charge. For illustrative purposes only, during our 2026 impairment test had the discount rate of our broadcasting licenses that had been quantitatively tested been higher by 0.5% we would have recorded an additional broadcast license impairment of approximately $1,434,000.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2026 and 2025, approximately 89% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, political advertising revenue may fluctuate significantly from period to period and year to year based on election cycles, the timing and competitiveness of races within our markets, and advertiser spending patterns. While gross political revenue was not a significant factor in our results during the first nine months of 2026, we expect political advertising to increase in periods that include higher levels of election activity; however, the timing and amount of political revenue is difficult to predict and may vary materially from historical levels. Our gross political revenue for the nine months ended September 30, 2026 and 2025 was $1,950,000 and $395,000, respectively. For the remainder of the year, we have approximately $3.6 million of gross political revenue sold for a total of $5.6 million of gross political revenue sold thus far for the entire year compared to $650,000 for 2025.

Our net operating revenue, station operating expense and operating loss varies from market to market based upon each market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

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

When we acquire and/or begin to operate a station or group of stations, we generally increase programming and advertising and promotion expenses to increase our share of our target demographic audience. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations is increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired station or group of stations.

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

Paid search advertising campaigns are designed to reach consumers actively searching for products or services. Targeted digital display advertising campaigns are delivered through programmatic advertising platforms and allow advertisers to reach audiences based on geographic location, behavioral attributes, contextual relevance and other targeting parameters. Most of our radio stations are able to be streamed on third party music platforms and our customers advertise between songs played on the streaming service. Additionally, we have online news sites, where advertisers place web banners that link to the client’s website and other e-commerce initiatives. Performance within these digital product categories may vary based on consumer behavior, advertiser demand, and the effectiveness of our sales execution. We consider these categories part of our broader digital strategy to provide advertisers with measurable outcomes across multiple touchpoints in the consumer journey. For the nine months ended September 30, 2026 and 2025, approximately 18% and 15%, respectively, of our radio stations’ gross revenue was from digital advertising.

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

During the nine months ended September 30, 2026 and 2025 and the twelve months ended December 31, 2025 and 2024, our Charleston, South Carolina; Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 35%, 35%, 34% and 36%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	6%	6%	6%	6%
Columbus, Ohio	7%	7%	7%	8%
Milwaukee, Wisconsin	11%	12%	11%	12%
Norfolk, Virginia	5%	5%	5%	5%
Portland, Maine	6%	5%	5%	5%

During the nine months ended September 30, 2026 and 2025 and the twelve months ended December 31, 2025 and 2024, the radio stations in our five largest markets, when combined, represented approximately 47%, 42%, 39% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2026	2025	2025	2024
Market:
Charleston, South Carolina	9%	8%	8%	7%
Columbus, Ohio	(3)%	2%	1%	5%
Milwaukee, Wisconsin	25%	20%	19%	17%
Norfolk, Virginia	(1)%	4%	4%	5%
Portland, Maine	17%	8%	7%	6%

*

Station operating income is operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of goodwill and impairment of intangible assets (a non-GAAP measure). Markets may reflect negative percentages when station operating income is negative.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,		$ Increase	% Increase
	2026	2025	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$26,656	$28,166	$(1,510)	(5.4)%
Station operating expenses	24,247	24,674	(427)	(1.7)%
Corporate general and administrative	2,779	2,820	(41)	(1.5)%
Depreciation and amortization	1,183	1,307	(124)	(9.5)%
(Gain) loss on sale of assets, net	(990)	(9)	(981)	N/M
Impairment of intangible assets	9,212	—	9,212	N/M
Operating (loss) income	(9,775)	(626)	(9,149)	1,461.5%
Interest expense	41	108	(67)	(62.0)%
Interest income	(295)	(216)	(79)	N/M
Other expense (income), net	26	(81)	107	N/M
Loss before income tax (benefit) expense	(9,547)	(437)	(9,110)	2,084.7%
Income tax (benefit) expense
Current	—	290	(290)	(100.0)%
Deferred	(2,455)	(195)	(2,260)	1,159.0%
	(2,455)	95	(2,550)	(2,684.2)%
Net loss	$(7,092)	$(532)	$(6,560)	1,233.1%
Loss per share (diluted)	$(1.11)	$(0.08)	$(1.03)	1,287.5%

N/M =      Not Meaningful

For the three months ended September 30, 2026, consolidated net operating revenue was $26,656,000 compared with $28,166,000 for the three months ended September 30, 2025, a decrease of $1,510,000 or 5.4%. The decrease in revenue was primarily a result of decreases in gross local revenue of $2,015,000, gross non-spot revenue of $425,000, gross national revenue of $302,000, other income of $206,000, which was partially offset by increases in political revenue of $1,150,000, and gross digital revenue of $302,000, from the third quarter of 2025. The decrease in gross local revenue is primarily due to decreases at our Charleston, South Carolina, and Milwaukee, Wisconsin markets, which was partially offset by an increase at our Lafayette, Indiana market. The decrease in gross non-spot revenue is primarily due to decreases at our Ithaca, New York; Manchester, New Hampshire; Milwaukee, Wisconsin; and Yankton, South Dakota markets. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in our gross digital revenue is due to increases in our digital service revenue of $498,000 which is comprised of display, search, OTT/CTV campaigns, social media campaigns, best of digital, search engine optimization, managed email, and online news revenue.

Station operating expense was $24,247,000 for the three months ended September 30, 2026, compared with $24,674,000 for the three months ended September 30, 2025, a decrease of $427,000 or 1.7%. The decrease is related to decreases in music license fees of $1,976,000, from the third quarter of 2025. The decrease in music license fees relates to the one-time retroactive adjustments that occurred in the past year, partially offset by an increase in compensation expenses of $956,000 and an increase in digital services expenses of $297,000 as a result of the increase in digital services revenue. For 2026, we expect our compensation expenses to increase approximately $800,000 to cover the investment we are making in our digital fulfillment team and digital campaign managers, of which $250,000 occurred in the third quarter of 2026. We are also investing in local sales managers at several of our markets, which we expect to increase station operating expense approximately $615,000 in 2026, of which $230,000 occurred in the third quarter of 2026. Additionally, as a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as amended in the second quarter of 2026, as discussed in Note 13 Sale-leaseback transaction, our tower lease expense has increased. This tower lease expense is a non-cash expense and is partially offset by non-cash interest income. We expect our non-cash tower lease expense to be approximately $154,000 per quarter and $615,000 per year.

We had an operating loss for the three months ended September 30, 2026 of $9,775,000 compared to an operating loss $626,000 for the three months ended September 30, 2025, an increase in operating loss of $9,149,000. The decrease in operating results was the result of a decrease in net operating revenue, partially offset by a decrease in station operating expenses noted above. The primary reasons for the increase in operating loss is because of the impairment charge of $9,212,000 (as described in footnote 4 in the accompanying notes to the consolidated financial statements) partially offset by an increase in gain on sale of assets of $980,000, a decrease in corporate general and administrative expenses of $41,000 and a decrease in depreciation and amortization of $124,000. The decrease in corporate general and administrative expenses was primarily due to decreases in computer / cyber costs of $78,000, travel expenses of $65,000 and consulting fees of $20,000, partially offset by an increase in compensation-related expenses of $121,000. The decrease in depreciation and amortization is primarily attributable to a reduction in assets as a result of the tower sales described in Note 13. In the third quarter of 2026, we recorded a gain on sale of fixed assets of $990,000 compared to a gain on sale of fixed assets of $9,000 in the third quarter of 2025. As described in Note 12, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold properties in Brattleboro, Vermont, Hilton Head, South Carolina, and Portland, Maine.

We generated a net loss of $7,092,000 (-$1.11 per share on a fully diluted basis) during the three months ended September 30, 2026, compared to $532,000 (-$0.08 per share on a fully diluted basis) for the three months ended September 30, 2025, a decrease of $6,560,000. The increase in net loss is primarily due to the operating loss which was primarily due to the impairment charge of $9,212,000 (as described in footnote 4 in the accompany notes to the consolidated financial statements), partially offset by an increase in deferred income tax benefit of $2,260,000 and an increase in interest income. As a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as amended in the second quarter of 2026, as discussed in Note 13 Sale-leaseback transaction, our interest income has increased. This interest income is non-cash and is partially offset by the non-cash tower lease expense noted above. We expect our non-cash interest income to be approximately $127,000 per quarter and $508,000 per year.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2026	2025	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$75,925	$80,607	$(4,682)	(5.8)%
Station operating expenses	69,695	68,863	832	1.2%
Corporate general and administrative	8,431	9,061	(630)	(7.0)%
Depreciation and amortization	3,541	3,900	(359)	(9.2)%
(Gain) loss on sale of assets, net	(2,540)	298	(2,838)	N/M
Impairment of intangible assets	9,212	—	9,212	N/M
Operating loss	(12,414)	(1,515)	(10,899)	(719.4)%
Interest expense	224	322	(98)	(30.4)%
Interest income	(1,107)	(648)	(459)	70.8%
Other expense (income), net	(30)	(105)	75	(71.4)%
Loss before income tax expense	(11,501)	(1,084)	(10,417)	(961.0)%
Income tax (benefit) expense
Current	75	130	(55)	(42.3)%
Deferred	(3,050)	(235)	(2,815)	(1,197.9)%
	(2,975)	(105)	(2,870)	2,733.3%
Net loss	$(8,526)	$(979)	$(7,547)	(770.9)%
Loss per share (diluted)	$(1.34)	$(0.15)	$(1.19)	(793.3)%

N/M =  Not Meaningful

For the nine months ended September 30, 2026, consolidated net operating revenue was $75,925,000 compared with $80,607,000 for the nine months ended September 30, 2025, a decrease of $4,682,000 or 5.8%. The decrease in revenue was primarily a result of decreases in gross national revenue of $1,183,000, gross local revenue of $5,791,000 and non-spot revenue of $857,000, partially offset by an increase in political revenue of $1,554,000 and gross digital revenue of $1,881,000, from 2025. The decrease in gross national revenue is primarily due to decreases in our Charleston, South Carolina; Columbus, Ohio; Manchester, New Hampshire; Norfolk, Virginia and Milwaukee, Wisconsin markets. The decrease in gross local revenues was attributable to decreases at our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Ocala, Florida markets. The decrease in non-spot revenue is due to decreases at our Charleston, South Carolina; Ithaca, New York, and Norfolk, Virginia markets. The increase in gross political revenue is due to an increase in the number of national, state and local elections. The increase in gross digital revenue is primarily due to an increase in our digital services revenue of $2,616,000, which is comprised of display, search, OTT/CTV campaigns, social media campaigns, best of digital, search engine optimization, managed email, and online news revenue.

Station operating expense was $69,695,000 for the nine months ended September 30, 2026, compared with $68,863,000 for the nine months ended September 30, 2025, an increase of $832,000 or 1.2%. The increase is related to increases in digital service expenses, compensation related expenses, tower lease expenses, utilities, and legal expenses of $1,345,000, $691,000, $419,000, $177,000 and $120,000, respectively, from 2025, partially offset by a decrease in music license fees of $2,132,000. The increases in digital services expenses relates to the cost of digital service products associated with the increase in digital services revenue. The decrease in music license fees relates to the one-time retroactive adjustments that occurred in the past year. Additionally, as a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as amended in the second quarter of 2026, as discussed in Note 13 Sale-leaseback transaction, our tower lease expense has increased. This tower lease expense is a non-cash expense and is partially offset by non-cash interest income. We expect our non-cash tower lease expense to be approximately $154,000 per quarter and $615,000 per year. The increase in 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction.

We had an operating loss for the nine months ended September 30, 2026, of $12,414,000 compared to $1,515,000 for the nine months ended September 30, 2025, an increase of $10,899,000. The increase in operating loss was the result of a decrease in net operating revenue, and an increase in station operating expenses noted above as well as a non-cash impairment charge of $9,212,000 (as described in footnote 4 in the accompany notes to the consolidated financial statements), partially offset by a decrease in corporate general and administrative expenses of $630,000, a decrease in depreciation and amortization of $359,000, and an increase in the gain on sale of assets of $2,837,000. The decrease in corporate general and administrative expenses was primarily due to decreases in audit fees of $207,000, additional expenses related to shareholder activism and a potential proxy contest of $266,000 in 2025, travel related expenses of $174,000, and legal expenses of $121,000, partially offset by an increase in compensation related expenses of $139,000 in 2026. The decrease in depreciation and amortization is primarily attributable to a reduction in assets as a result of the tower sales described in Note 13. In 2026, we recorded a gain on sale of fixed assets of $2,540,000 compared to a loss on sale of fixed assets of $298,000 in 2025. As described in Note 12, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold properties in Sarasota, Florida; Springfield, Massachusetts; Brattleboro, Vermont; Hilton Head, South Carolina; and Portland, Maine and closed on the sale of the final tower in the sale-leaseback transaction described in Note 13.

We generated a net loss of $8,526,000 (-$1.34 per share on a fully diluted basis) during the nine months ended September 30, 2026, compared to $979,000 (-$0.15 per share on a fully diluted basis) for the nine months ended September 30, 2025, an increase in net loss of $7,547,000. The increase in net loss is primarily due to the impairment charge of $9,212,000 (as described in footnote 4 in the accompany notes to the consolidated financial statements), partially offset by an increase in deferred income tax benefit of $2,815,000 and interest income. As a result of the tower sale-leaseback transaction that occurred in the fourth quarter of 2025, as amended in the second quarter of 2026, as discussed in Note 13 Sale-leaseback transaction, our interest income has increased. This interest income is non-cash and is partially offset by non-cash tower lease expense noted above. We expect our non-cash interest income to be approximately $127,000 per quarter and $508,000 per year. The increase in 2026 is due to the amendments entered into in the second quarter of 2026 to align the previously executed documents with the intended economic substance of the transaction. The increase in our income tax benefit was primarily due to a higher loss before income tax benefit for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In connection with the Sale Leaseback Transaction described in note 13 to the accompanying consolidated financial statements, on October 17, 2025 the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral (the borrowing arrangement governed by the Credit Agreement). Previously, on December 19, 2022, we entered into a Third Amendment to our Credit Agreement (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

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

Sources and Uses of Cash

During the nine months ended September 30, 2026 and 2025, we had net cash used in operating activities of $1,445,000 and net cash provided by operating activities of $5,482,000, respectively. The change in cash from operating activities is primarily due to the increase in the net loss, increase in gain on sale of assets and the impairment charge. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our current operating requirements, anticipated capital expenditures and dividend payments for at least the next twelve months. However, the termination of the Credit Agreement reduces our available sources of committed liquidity, and any future acquisitions, share repurchases, special dividends or other capital allocation initiatives may require cash on hand, cash generated from operations, proceeds from asset sales or new debt or equity financing, which may not be available on acceptable terms, or at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From the Buy Back Program’s inception in 1998 through September 30, 2026, we have repurchased 2.4 million shares of our Class A Common Stock for $60.6 million. During the nine months ended September 30, 2026, approximately 2,984 shares were retained for payment of withholding taxes for approximately $30,000 related to the vesting of restricted stock. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2026 were $2,922,000 ($2,600,000 for the nine months ended September 30, 2025). We anticipate capital expenditures in 2026 to be approximately $3.0 million to $3.5 million, which we expect to finance through funds generated from operations.

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

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Portland, Maine for approximately $1 million. As a result of the sale, the Company recorded a gain of approximately $824,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Brattleboro, Vermont for approximately $315,000. As a result of the sale, the Company recorded a gain of approximately $91,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the third quarter of 2026, as part of the Company’s previously disclosed capital allocation plan to sell non-core assets, the Company sold a property in Hilton Head, South Carolina for approximately $450,000. As a result of the sale, the Company recorded a gain of approximately $74,000, which is recorded in (gain) loss on sale of assets, net in the Company’s Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2026, the Company’s Board of Directors has declared three quarterly cash dividends on its Class A Common Stock. These dividends, totaling $0.75 per share and approximately $4.8 million, were accrued or paid as of September 30, 2026.

During the nine months ended September 30, 2025, the Company’s Board of Directors declared three quarterly cash dividends on its Class A Common Stock. These dividends, totaling $0.75 per share and approximately $4.8 million, were paid during 2025.

On November 11, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000 will be paid on December 11, 2026 to shareholders of record on November 23, 2026.

The Board regularly evaluates Saga’s capital allocation priorities with a focus on maximizing long-term shareholder value. In maintaining the quarterly dividend, the Board determined that the Company’s current financial position provides flexibility to continue returning capital to shareholders while also investing in Saga’s strategic priorities and digital transformation and evaluating other opportunities to deploy capital. The Board will continue to assess dividends, share repurchases, investments in the business and other potential uses of capital based on the relative opportunities available to create long-term shareholder value.

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

Inflation

The impact of inflation on our operations has not been significant to date. We are, however, starting to see the effects of higher inflation impact costs of most goods and services. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On August 6, 2026, we repaid all outstanding borrowings under our Credit Agreement, and on August 11, 2026, we terminated the Credit Agreement. As a result, we no longer have a material market risk associated with changes in short-term interest rates as a result of our long-term debt arrangements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025 and subsequently updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended September 30, 2026.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2026. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock under the Buy-Back Program.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1) (3)	Share (2)	Program	Program (3)
July 1 - July 31, 2026	—	$—	—	$15,140,474
August 1 - August 31, 2026	—	$—	—	$15,140,474
September 1 - September 30, 2026	1,917	$8.61	1,917	$15,123,969
Total	1,917	$8.61	1,917	$15,123,969

(1)	From time to time, we may repurchase shares of our Class A Common Stock pursuant to our publicly announced share repurchase program through open market purchases, privately negotiated transactions, or pursuant to a trading plan adopted under Rule 10b5-1 under the Exchange Act. Of the shares reported as purchased shares during the quarter, 1,917 were forfeited to the Company for payment of tax withholding obligations.
(2)	The average price paid per share, as applicable, reflects (i) the amount privately negotiated and (ii) the fair market value of our Class A Common Stock on the applicable vesting or settlement date for purposes of satisfying tax withholding obligations.
(3)	In 1998, we established a share repurchase program allowing us to purchase Class A Common Stock. In March 2013, our Board of Directors authorized an amendment to our share repurchase program increasing the amount authorized from $60 million to approximately $75.8 million in common stock.

Item 5. Other Information

(c ) None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

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

101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* **		Filed herewith. Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 13, 2026	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2026	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)